Form 10QSB
period 1996-06-30
NS&L BANCORP INC
filed 1996-08-05
CIK 939929

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB


  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending   June 30, 1996
                                   ---------------
  or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


  For the transition period from _______________ to _______________


  Commission File Number                       0-25814


N S & L Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri                                         43-1709446
(State or other jurisdiction of I.R.S.          (I.R.S. Employer
 Employer Incorporation or organization)         Identification No.)

P.O. Box 369, Neosho, MO                                64850
(Address of principal executive offices)             (Zip Code)

(417) 451-0429
(Registrant's telephone number)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [ X ]         No   [  ]


  The registrant became subject to the filing requirements of the Act on June 7, 1995 upon consummation of the conversion of Neosho Savings and Loan Association, F.A. from the mutual to stock form of ownership.

  As of August 5, 1996, there were 759,082 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                  N S & L BANCORP, INC. AND SUBSIDIARY
                             FORM 10-QSB
                            JUNE 30, 1995

  INDEX                                                            PAGE
  ------                                                          ------
  PART I-FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)          1

  CONSOLIDATED STATEMENTS OF INCOME (unaudited)                       2-3

  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                   4-5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)              6-8

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                  9-14



  PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                          15

  ITEM 2.  CHANGES IN SECURITIES                                      15

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            15

  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
                 HOLDERS                                              15-16

  ITEM 5.  OTHER INFORMATION                                          16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           16


  SIGNATURES

                  N S & L BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     (Unaudited)
                                             June 30,           September 30,
                                               1996                 1995
                                             -------               -------
                    ASSETS                          (Dollars in thousands)
Cash and cash equivalents, including
 interest-bearing accounts of $5,363        $  5,837              $ 10,240
 at June 30 and $9,748 at September 30
Certificates of deposit                        2,319                 1,942
Investment securities available-for-sale,
 at fair value                                   871                    --
Investment securities held-to-maturity
 (estimated market value of $11,364 at
 June 30 and $13,259 at September 30)         11,534                13,192
Mortgage-backed securities held-to-maturity
 (estimated market value of $5,696 at
 June 30 and $6,104 at September 30)           5,607                 5,870
Loans receivable, net (reserves for loan
 losses of $43 at June 30 and $38 at
 September 30)                                29,715                25,933
Accrued interest receivable                      395                   436
Property and equipment, less accumulated
  depreciation                                   885                   928
Income taxes receivable - current                 --                    65
Other assets                                     125                   152
                                             -------               -------
    Total assets                            $ 57,288              $ 58,758

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                           $ 42,997              $ 44,088
Advances from borrowers for taxes
  and insurance                                  258                   309
Income taxes payable - current                    35                    --
Deferred income taxes                            366                   393
Other liabilities                                281                   239
                                             -------               -------
  Total liabilities                           43,937                45,029

Commitments and contingencies                     --                    --

Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued                   --                    --
Common stock, $.01 par value;  8,000,000 shares
 authorized, 887,814 and 856,449 issued and
 843,424 and 856,449 outstanding at June 30,
 1996 and September 30, 1995, respectively         9                     9
Paid-in capital                                8,407                 7,989
Retained earnings - substantially restricted   6,526                 6,402
Treasury Stock - at cost; 44,390 shares at
 June 30, 1996                                  (585)                   --
Unearned compensation                         (1,007)                 (671)
Unrealized gain on investment securities
 available-for-sale, net of applicable
 deferred income taxes                             1                    --
                                             -------               -------
  Total stockholders' equity                  13,351                13,729
                                             -------               -------
Total liabilities and stockholders' equity  $ 57,288              $ 58,758

See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Unaudited)               (Unaudited)
                         Quarter Ended June 30,    Nine Months Ended June 30,
                            1996          1995         1996          1995
                           ------        ------       ------        ------
                         (Dollars in thousands)      (Dollars in thousands)
Interest Income:
Loans receivable          $   526       $   432      $ 1,527       $ 1,264
Investment securities         166           189          553           575
Mortgage-backed and
 related securities           106            95          322           296
Other interest-earning assets 136           121          385           253
                           ------        ------       ------        ------
 Total interest income        934           837        2,787         2,388

Interest Expense:
Customer deposits             472           440        1,402         1,203
                           ------        ------       ------        ------
Net interest income           462           397        1,385         1,185

Provision for loan losses      --            --            5             2
                           ------        ------       ------        ------
Net interest income after
 provision for loan losses    462           397        1,380         1,183

Noninterest Income:
Gain on sale of investments    --            --           55            --
Gain on sale of loans          --            --           --             1
Banking service charges&fees   37            34          107           116
Loan late charges               1             2            5             6
Other                          31             2           35             8
                           ------        ------       ------        ------
Total noninterest income       69            38          202           131
Noninterest Expense:
Compensation and
 employee benefits            162           135          483           391
Occupancy and equipment        34            34          104           102
Deposit insurance premium      24            25           75            76
Data processing                22            23           70            69
Printing, postage, stationery
 and supplies                  16            10           46            36
Professional fees              11             4           53            11
Other                          43            41          122           123
                           ------        ------       ------        ------
Total noninterest expense     312           272          953           808
                           ------        ------       ------        ------
Income before taxes           219           163          629           506

Income Taxes                   78            55          204           159
                           ------        ------       ------        ------
Net income                $   141       $   108      $   425       $   347

Earnings per share        $   .19       $   .14      $   .52       $   .44

Dividends per share       $  .125       $   .00      $  .350       $   .00

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended June 30, 1996 and 1995

                                                       (Unaudited)
                                                  1996               1995
                                                 ------             ------
                                                 (Dollars in thousands)

Cash flows from operating activities:
Net income                                      $   425            $   347
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                                         62                 61
Premiums and discounts on mortgage-backed
 securities and investment securities               (92)              (114)
Loss on loans, net of recoveries                      5                 --
Income reinvested FHLB Stock                         (8)                --
Release of ESOP shares                               45                 --
Vesting of MRDP shares                               37                 --
Gain on sale of investments, available-for-sale     (55)                --
Gain on sale of loans                                --                 (1)
Net change in operating accounts:
Accrued interest receivable                          41               (133)
Other assets                                         26                 12
Other liabilities                                    23                 68
Income taxes payable - deferred                     (26)                24
Income taxes payable - current                      100                (99)
                                                 ------             ------
Net cash from operating activities                  583                165

Cash flows from investing activities:
Purchase of investment securities
 held-to-maturity                                (7,786)            (3,993)
Purchase of investment securities
 available-for-sale                              (1,080)                --
Proceeds from maturities of investment
 securities held-to-maturity                      9,528              1,725
Proceeds from sale of investment securities
 available-for-sale                                 266                 --
Net change in certificates of deposit              (377)               748
Proceeds from sales of loans                         --                132
Net change in loans receivable                   (3,786)              (730)
Proceeds from principal payments and maturities
 of mortgage-backed securities held-to-maturity     648                445
Purchase of mortgage-backed securities
 held-to-maturity                                  (371)                --
Purchase of property and equipment                  (19)                (9)
                                                 ------             ------
Net cash used in investing activities       $    (2,977)        $   (1,682)


See accompanying notes to Consolidated Financial Statements.

                   N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Nine Months Ended June 30, 1996 and 1995

                                                       (Unaudited)
                                                  1996               1995
                                                 ------             ------
                                                 (Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings
 accounts, and certificates of deposit         $ (1,090)          $ (2,123)
Net decrease in mortgage escrow funds               (52)               (52)
Cash dividend paid                                 (282)                --
Purchase of treasury stock                         (585)                --
Proceeds from sale of common stock                   --              7,304
                                                 ------             ------
Net cash from (used in) financing activities     (2,009)             5,129
                                                 ------             ------
Net increase (decrease) in cash and
 cash equivalents                                (4,403)             3,612

Cash and cash equivalents -
 beginning of period                             10,240              4,035
                                                 ------             ------
Cash and cash equivalents -
 end of period                                 $  5,837           $  7,647

See accompanying notes to Consolidated Financial Statements.

                N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  NOTE A - Basis of Presentation

  The consolidated interim financial statements as of June 30, 1996 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1996 interim financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The September 30, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

  NOTE B - Formation of Holding Company and Conversion to Stock Form

  On June 7, 1995, N S & L Bancorp, Inc. ("Registrant" or "Company") became the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings and Loan" or "Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association. The conversion was accomplished through the sale and issuance by the Registrant of 856,449 shares of common stock at $10.00 per share. Proceeds from the sale of common stock, net of issuance costs incurred of $575,000 were $7,989,490, inclusive of $685,160 related to shares held by the ESOP plan. The financial statements included herein have not been restated as a result of the consummation of the conversion.

  NOTE C - Earnings per Share

  Earnings per share are presented based on the average shares issued and outstanding during the periods. Common stock equivalents, composed of stock options outstanding, are not included in the calculations since the effect is immaterial to the periods presented.

  NOTE D - Employee Stock Ownership Plan

  In connection with the conversion to stock form as described in Note B, the Association established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately ten years.

                  N S & L BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)

  NOTE D - Employee Stock Ownership Plan (continued)

  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Association or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Association's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

  The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned compensation in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $14,816 for the three months and $45,223 for the nine months ended June 30, 1996.

A summary of ESOP shares at June 30, 1996 is as follows:

Shares allocated                               1,396

Shares committed for release                   3,474

Unreleased shares                             63,646
                                              ------
    Total                                     68,516

Fair value of unreleased shares            $ 795,575


  NOTE E - Accounting Changes

  On October 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which established three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

                 N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               (continued)

  NOTE E - Accounting Changes (continued)

  All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value: net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity.

  In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the classification of all securities to the held-to-maturity portfolio. Purchases since the adoption of SFAS No. 115 have resulted in the designation of some securities as available-for-sale. At June 30, 1996, the Company had securities designated as available-for-sale with a face value of $870,000.

  Effective June 7, 1995, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992 but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expense recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares. Under SOP 93-6, the Company recognizes the compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Association's employee stock ownership plan share differ from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

  Effective October 1, 1995, the association implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires a lender to consider a loan to be impaired if the lender believes it is probable it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan s effective rate. Also implemented was SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures", which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS No. 114. The association monitors and evaluates all loans monthly. Any loans over 90 days are non accrual loans but not necessarily impaired. An impaired loan is considered by management, based on current information and events, to be probable that all amounts due according to the contractual terms of the loan agreement will be uncollectable. The probability of uncollectability is based on management s normal review procedures. All insignificant delays and short falls in the amount of payments are not considered to impair a loan. At the period ending June 30, 1996, the Association considered none of its loans to be impaired.

                  N S & L BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Unaudited)
                              (continued)

  NOTE F - Management Recognition and Development Plan and Stock Option Plan

  The 1995 Management Recognition and Development Plan ( MRDP ) was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Bank. Collectively, the Board issued 34,258 shares of the Bank s common stock, of which 31,365 shares have been awarded at a cost of $407,745 . The MRDP shares will vest and be expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,388 for the three months and $37,377 for the nine months ended June 30, 1996.

  Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Bank's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant.

  NOTE G - Recapitalization of SAIF and Proposed Recapture of Bad Debt Reserve

  In 1995, the FDIC substantially reduced deposit insurance premiums for well
- -capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ( BIF ). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to SAIF members institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points.

  Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings associations like the Association to pay a one-time assessment to increase the SAIF s reserves to $1.25 per $100 of deposits. The assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution at March 31, 1995 The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Association s assessable deposits of $43.1 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $345,000. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

  Proposed legislation would repeal the reserve method of accounting for thrift bad debt reserves (the percentage-of-taxable-income method) for tax years beginning after December 31, 1995. This would require the Association to account for bad debts using the experience method or specific charge-off method. Under the proposed legislation, the change in accounting method that eliminates the special reserve method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1995, the Association's post-1987 excess reserves amounted to $326,000. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a residential loan requirement . This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution s loans during the six taxable years ending before January 1, 1996.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)

  NOTE G - Recapitalization of SAIF and Proposed Recapture of Bad Debt Reserve (continued)

  However, not withstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997. Management cannot predict whether the legislation providing for the recapture of bad debt reserves will be enacted, or, if enacted, the final form of such legislation and its ultimate impact on the Company.

  NOTE H - Stock Repurchase Program

  NS&L Bancorp, Inc. received approval from the Office of the Thrift Supervision to begin a stock repurchase program to acquire up to approximately 44,390 shares, or approximately 5% of the Corporation s outstanding common stock. The program began on April 10, 1996 and was completed on May 6, 1996. The repurchases were conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases could have been effected. The price paid for the shares purchased in the open market did not exceed the lowest current independent offer quotation reported on the NASDAQ Small-Cap Market. The number of shares purchased in the open market during any day generally was not to exceed 25% of the average daily trading volume of the common stock over the preceding four weeks, except for block purchases. When the stock repurchase was completed, 44,390 shares had been repurchased in the open market at a cost of $584,768.

  The Company applied for another stock repurchase program on June 28, 1996 to repurchase 10% of the Corporation s outstanding common stock, or approximately 84,342 shares. On July 26, 1996, the Company received regulatory approval of the stock repurchase program. The Company completed this repurchase on August 1, 1996 under the same guidelines as the previous 5% repurchase program. A total of 84,342 shares were purchased at a cost of $1,091,175.

            N S & L BANCORP,  INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1995, as well as certain changes in results of operations during the three and nine month periods ended June 30, 1996 and 1995.

     The following should be read in conjunction with the Company's 10-KSB for the year ended September 30, 1995, which contains the latest audited financial statements and notes thereto, together with Management s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1995, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

  Changes in Financial Condition

     Cash and cash equivalents decreased $4.4 million during the nine months ended June 30, 1996. Net loans increased $3.8 million during the nine month period to $29.7 million as of June 30, 1996 from $25.9 million at September 30, 1995. Investment securities decreased $787,000 to $12.4 million. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Cash on hand and proceeds from maturing investments primarily funded the growth in loans. Certificates of deposit increased $377,000 to $2.3 million.

     Nonperforming assets were $11,000 or .02% of total assets at June 30, 1996, compared to $89,000, or .1% of total assets at September 30, 1995. There were no nonaccrual loans at June 30, 1996, decreasing from $49,000 at September 30, 1995.

  Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

     Net Income. Net income was $141,000 for the quarter ended June 30, 1996 compared to $108,000 for the quarter ended June 30, 1995. Net interest income after provision for loan losses increased $65,000, noninterest income increased $31,000 and noninterest expense increased $40,000. Income tax expense increased $23,000 due to the increase in income before income tax.

     Net Interest Income. Net interest income of $462,000 for the quarter ended June 30, 1996 increased by $65,000, or 16.4% from $397,000 for the quarter ended June 30, 1995. Interest income increased $97,000 while interest expense increased $32,000.

     Interest Income. Interest income increased by $97,000 or 11.6% to $934,000 for the quarter ended June 30, 1996 from $837,000 for the quarter ended June 30, 1995. Interest income from loans receivable increased $94,000 to $526,000 for the quarter ended June 30, 1996 from $432,000 for the quarter ended June 30, 1995. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Cash on hand from the proceeds of the Company's stock offering completed in June 1995 funded the increased balances in loans. Interest income from investment securities decreased by $23,000 to $166,000 for the quarter ended June 30, 1996 from $189,000 for the quarter ended June 30, 1995. This decrease was due to a decrease in the balances and average rates in investment securities. Interest income from mortgage-backed securities increased by $11,000 to $106,000 for the quarter ended June 30, 1996 from $95,000 for the quarter ended June 30, 1995.

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

  The increase was due to an increase in the average balances in mortgage-backed securities. Interest income from other interest-earning assets increased by $15,000 to $136,000 for the quarter ended June 30, 1996 from $121,000 for the quarter ended June 30, 1995. This increase was primarily due to proceeds from the stock conversion being invested in daily interest-bearing deposits and an increase in the interest rates paid on these deposits.

     Interest Expense. Interest expense of $472,000 for the quarter ended June 30, 1996 increased $32,000, or 7%, from $440,000 for the quarter ended June 30, 1995. The increase is attributable to an increase in the rates paid on customer deposits caused by increases in market rates of interest.

     Provision for Loan Losses. Loan loss provisions were zero for both quarters. Actual loan losses net of recoveries were zero for both quarters.

     Noninterest Income. Noninterest income of $69,000 for the quarter ended June 30, 1996 increased $31,000 from $38,000 for the quarter ended June 30, 1995. This increase was primarily due to the gain on the sale of equity in assets sold by the Association's data processor.

     Noninterest Expense. Noninterest expense increased $40,000, or 14.7%, to $312,000 for the quarter ended June 30, 1996 from $272,000 for the quarter ended June 30, 1995. This increase was largely due to a $27,000 increase in compensation and employee benefits which is due to the implementation of the ESOP and MRDP and annual salary increases effective October 1, 1995. Professional fees increased $7,000 to $11,000 for the quarter ended June 30, 1996 from $4,000 for the quarter ended June 30, 1995. The increase in professional fees is attributable to legal and accounting services necessary in the normal operations of the Company.

     Net Interest Margin. Net interest margin increased to 3.29% for the three months ended June 30, 1996 from 3.03% for the three months ended June 30, 1995. Income from earning assets increased by $97,000, or 11.6%, between the two quarters while interest expense increased by $32,000, or 7.3%. The average earning asset base increased by $3.9 million, or 7.5%. The average interest-bearing liability base decreased by $1.6 million, or 3.6%.

  Comparison of the Nine Months Ended June 30, 1996 to the Nine Months Ended June 30, 1995

     Net Income. Net income increased $78,000 to $425,000 for the nine months ended June 30, 1996 from $347,000 for the nine months ended June 30, 1995.
Net interest income after provision for loan losses increased by $197,000 to $1.4 million for the nine months ended June 30, 1996 from $1.2 million for the nine months ended June 30, 1995. Noninterest income increased by $71,000, noninterest expense increased by $145,000 and income taxes increased by $45,000 due to the increase in income before income tax expense.

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

     Net Interest Income. Net interest income of $1.4 million for the nine months ended June 30, 1996 increased $197,000 from net interest income of $1.2 million for the nine months ended June 30, 1995. Total interest income increased by $399,000 while interest expense increased by $199,000.

     Interest Income. Total interest income increased $399,000 to $2.8 million for the nine months ended June 30, 1996 from $2.4 million for the nine months ended June 30, 1995. The increase was comprised primarily of increases in income from loans receivable, daily interest-earning deposits and mortgage-backed securities. The interest income from loans increased by $263,000 to $1.5 million for the nine months ended June 30, 1996 from $1.3 million for the nine months ended June 30, 1995. This increase was primarily due to the increase in the average outstanding loan balances and increased average loan rates during the two periods. Income on mortgage-backed securities increased by $26,000 to $322,000 for the nine months ended June 30, 1996 from $296,000 for the nine months ended June 30, 1995. This increase was primarily due to the increase in the average balance of investments in mortgage-backed securities. Income from daily interest-earning assets increased by $132,000 to $385,000 for the nine months ended June 30, 1996 from $253,000 for the nine months ended June 30, 1995. Conversion proceeds increased the average balances in interest bearing accounts and loans during the nine months ended June 31, 1996, resulting in increased income.

     Interest Expense. Total interest expense was $1.4 million for the nine months ended June 30, 1996, a $199,000 increase from $1.2 million for the nine months ended June 30, 1995. An increase in the average rates paid on customer deposits was primarily responsible for this increase.

     Provision for Loan Losses. Provision for loan losses increased by $3,000 to $5,000 for the nine months ended June 30, 1996 from $2,000 for the nine months ended June 30, 1995. Actual loan losses, net of recoveries, were zero for the nine months ended June 30, 1996 and June 30, 1995.

     Noninterest Income. Noninterest income of $202,000 for the nine months ended June 30, 1996 increased by $71,000 from $131,000 for the nine months ended June 30, 1995. This increase was due to the gain on the sale of investments of $55,000 and equity in assets sold by the Association s data processor of $27,000 and was offset by a decrease in service charges of $9,000 to $107,000 for the nine months ended June 30, 1996 from $116,000 for the nine months ended June 30, 1995.

     Noninterest Expense. Noninterest expense increased by $145,000 to $953,000 for the nine months ended June 30, 1996 from $808,000 for the nine months ended June 30, 1995. Compensation and employee benefits increased by $92,000 due to the implementation of the ESOP and MRDP and annual salary increases effective October 1, 1995. Professional fees increased $42,000 to $53,000 for the period ending June 30, 1996 from $11,000 for the period ending June 30, 1995. The increase was primarily attributable to accounting and legal expenses necessary in the normal operations of the Company.

            N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

     Net Interest Margin. Net interest margin of 3.31% for the nine months ended June 30, 1996 increased .10% from 3.21% for the nine months ended June 30, 1995. Income from earning assets increased by $399,000, or 16.7% between the two periods while interest expense increased by $199,000, or 16.5%. The average earning asset base increased by $6.6 million or 13.3%. The average interest-bearing liability base decreased by $887,000 or 2%.

  Liquidity and Capital Resources

     Neosho Savings and Loan's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Neosho Savings and Loan must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1996, Neosho Savings and Loan had approved loan commitments totaling $309,000 and undisbursed loans in process of $315,000.

     Liquid funds necessary for normal daily operations of Neosho Savings and Loan are maintained in a working checking account and a daily time account with the Federal Home Loan Bank of Des Moines. It is the Association's current policy to maintain adequate collected balances in those deposit accounts to meet daily operating expense, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in the checking account and transferred, when appropriate, to the daily time account to enhance income.

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2% is expected to remain basically constant. Interest expense is expected to gradually increase as the rates on existing interest bearing transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. The interest expense increase is expected to be partially offset as interest rates are increased on current adjustable-rate loans and securities and as maturing investments are reinvested at higher interest rates. Customer deposits are expected to remain stable.

     At June 30, 1996, certificates of deposit amounted to $27 million, or 63% of Neosho Savings and Loan's total deposits, including $20.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)


     The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan liquidity ratio was 37.25% and its short-term liquidity ratio was 14.60% at June 30,1996. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 1996.


                                                Percent of Adjusted
                                    Amount          Total Assets
                                           (Unaudited)
                                      (Dollars in thousands)
                                    -------         ------------
  Tangible capital                  $10,240            18.6%
  Tangible capital requirement          826             1.5
  Excess                            $ 9,414            17.1%

  Core capital                      $10,240            18.6%
  Core capital requirement            1,652             3.0
  Excess                            $ 8,588            15.6%

  Risk-based capital                $10,284            49.6%
  Risk-based capital requirement      1,660             8.0
  Excess                            $ 8,624            41.6%

                   N S & L BANCORP, INC. AND SUBSIDIARY

                      PART II - OTHER INFORMATION

ITEM 1, LEGAL PROCEEDINGS


  Neither the Registrant nor the Association is a party to any material legal proceedings at this time. From time to time the Association is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2, CHANGES IN SECURITIES

  Not applicable.

ITEM 3, DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5, OTHER INFORMATION

  None.

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

       In a Form 8-K filed on April 11, 1996, the Company announced it had received approval from the OTS to commence a stock repurchase program to acquire up to approximately 44,390 shares, or approximately 5% of its outstanding common stock over a twelve month period.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           N S & L  BANCORP, INC.

Date:  August 2, 1996                   By: /s/ C.R. Butler
       --------------                      ---------------------
                                           C.R. "Rick" Butler
                                           President & CEO

                                        By: /s/ Carol Guest
                                           ---------------------
                                           Carol Guest
                                           Treasurer