Form 10KSB40
period 1996-09-30
NS&L BANCORP INC
filed 1996-12-26
CIK 939929

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               ___________________________

                                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1996          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:  0-25814

                                     NS&L BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Missouri                                       43-1709446
---------------------------------------------            ------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                        Identification No.)

111 East Main Street, Neosho, Missouri                          64850
---------------------------------------------            ------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (417) 451-0429
                                                         ------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to      Common Stock, par value $0.01 per share
  Section 12(g) of the Act:            ---------------------------------------
                                                  (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   x    NO
                   ----      ----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ____

          The registrant's revenues for the fiscal year ended September 30, 1996 were $3,856,000.

          As of December 3, 1996, there were issued and outstanding 759,082 shares of the registrant's Common Stock, which are listed on the Nasdaq Smallcap Market under the symbol "NSLB." Based on the average of the bid and asked prices for the Common Stock on December 3, 1996, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $10,342,492 (759,082 shares at $13.625 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                               ----     ----

                                       PART I

Item 1. Description of Business
-------------------------------

General

             NS&L Bancorp, Inc. ("NS&L Bancorp" or the "Corporation"), a Missouri corporation, was organized on February 27, 1995 for the purpose of becoming the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings" or the "Association") upon Neosho Savings's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on June 7, 1995. At September 30, 1996, the Corporation had total assets of $61.8 million, total deposits of $48.4 million and stockholders' equity of $12.2 million. NS&L Bancorp has not engaged in any significant activity other than holding the stock of Neosho Savings. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Neosho Savings and its subsidiary.

             Neosho Savings, founded in 1884, is a federally chartered stock savings and loan association, located in Neosho, Missouri. The Association is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank ("FHLB") System since 1956.

             The Association is a community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Association's lending market area. The Association is a portfolio lender and has not sold the mortgage loans that it originates. At September 30, 1996, one- to four-family residential mortgage loans totalled $28.6 million, which represented 91.1% of the Association's total loans at that date.

             In addition, the Corporation invests in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") and in investment securities, including securities issued by the U.S. Government and agencies thereof. Mortgage-backed securities and investment securities totalled $5.3 million and $12.5 million, respectively, at September 30, 1996.

Recent Developments

             Recapitalization of SAIF and SAIF Premiums. On September 30, 1996, the Deposit Insurance Fund ("DIF") Act was enacted into law. Among other things, the DIF Act authorizes the FDIC to impose a special one- time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Association's assessment was $281,000 on a pre-tax basis ($177,000 on an after-tax basis), and was accrued during the quarter ended September 30, 1996. In addition, the DIF Act provides for the merger of the Bank Insurance Fund ("BIF") and the SAIF on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the financial condition or results of operations of the Association. See "Regulation -- Federal Regulation of Savings Associations -- Federal Deposit Insurance Corporation."

             Legislation is proposed periodically providing for a comprehensive reform of the banking and thrift industries, and has included provisions that would (i) require federal savings associations to convert to a national bank or a state-chartered bank or thrift, (ii) require all savings and loan holding companies to become bank holding companies and (iii) abolish the OTS. Included in such proposed legislation may be provisions imposing material limitations on the non-banking activities of federal savings associations, particularly insurance activities. It is uncertain when or if any of this type of legislation will be passed, and, if passed, in what form the legislation would be passed. As a result, management cannot accurately predict the possible impact of such legislation on the Association.

             Acquisition of Lot for Future Development. In December 1996, the Corporation entered into an agreement to purchase a lot in a commercial development in the south part of Neosho, Missouri. The purchase is expected to close in January 1997. The lot is being purchased for a possible future expansion site for the Association. At this time, no plans or time frame for the utilization of this location have been developed.

Market Area and Competition

             Neosho, Missouri is located in Newton County approximately 20 miles southeast of Joplin, Missouri in the Southwest corner of Missouri. The Association focuses primarily on serving customers located in Newton County, Missouri and, to a lesser extent, on customers in surrounding counties in southwest Missouri (McDonald, Jasper, Barry and Lawrence counties). According to the 1990 census, Newton County had a population of approximately 44,500. The primary industry in Newton County is light manufacturing. The unemployment rate in Newton County is estimated to be 5.7% as of October 1996. Major employers in the Association's market area include La-Z Boy Midwest, a furniture manufacturer, Sunbeam Outdoor Products, a manufacturer of outdoor grills and other products, and Tyson Foods, Inc., a poultry processor.

             The Association operates in a highly competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions and from commercial banks located in its lending market area. As of September 30, 1996, there was one other thrift institution and four commercial banks in Neosho. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future. In addition, the Association's future growth may be restricted by the generally limited growth being experienced in the Association's market area.

Operating Strategy

             The business of the Association consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Association has also purchased loans with funds received from the Corporation's sale of stock in the Conversion. The Association also invests in U.S. Government and agency securities and mortgage-backed securities. The Association plans to continue to fund its assets primarily with deposits. However, FHLB advances will be utilized when appropriate. The Association's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan, investment and mortgage-backed and related securities portfolios and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

             The Association's profitability is also affected by the level of other income and expenses. Other income consists of service charges and fees and loan late charges. Other expenses consists of compensation and employee benefits, occupancy expenses, deposit insurance premiums and other operating costs. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Selected Consolidated Financial Information

             This information is incorporated by reference from page 3 of the 1996 Annual Report to Stockholders ("Annual Report") attached hereto as
Exhibit 13.

Yields Earned and Rates Paid

             This information is incorporated by reference from page 10 of the Annual Report attached hereto as Exhibit 13.

Asset and Liability Management

             The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Association has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Association's assets by originating loans with interest rates subject to periodic adjustment to market conditions. Accordingly, when possible, the Association has emphasized the origination of ARM loans for retention in its portfolio. In addition, the Association maintains an investment portfolio with laddered maturities in shorter-term securities. The Association relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and one- to three-year certificates of deposit.

             In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Association's quarterly reports to the OTS, the Association receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Association meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 1996 and the Association was not exempt from the rule, the Association's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

             The following table is provided by the OTS and illustrates the change in NPV at September 30, 1996, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.
                                       3

                                                       Net Portfolio as % of
                          Net Portfolio Value        Portfolio Value of Assets
                    ------------------------------   -------------------------
Basis Point ("bp")
 Change in Rates    $ Amount  $ Change(1) % Change   NPV Ratio(2)   Change(3)
                    --------  ----------- --------   ------------   ---------
                                   (Dollars in Thousands)

      400             7,063     -2,644       -27%      12.43%       -361 bp
      300             7,883     -1,824       -19       13.61        -243
      200             8,638     -1,069       -11       14.66        -138
      100             9,257       -450        -5       15.48         -56
        0             9,707                            16.04
     (100)            9,981        274        +3       16.35         +31
     (200)           10,097        390        +4       16.43         +39
     (300)           10,287        580        +6       16.60         +56
     (400)           10,591        884        +9       16.93         +89

-----------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

             The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 1996, the change in NPV as a percentage of portfolio value of total assets is negative 1.77%, which is less than negative 2.0%, indicating that the Association has a "normal" level of interest rate risk.

                                                        At
                                                   September 30,
                                                       1996
                                                   -------------
RISK MEASURES:  200 BP RATE SHOCK:

Pre-Shock NPV Ratio:  NPV as % of PV of Assets         16.04%
Exposure Measure:  Post-Shock NPV Ratio                14.66%
Sensitivity Measure:  Change in NPV Ratio               -138

CALCULATION OF CAPITAL COMPONENT:

Change in NPV as % of PV of Assets                      1.77%
Interest Rate Risk Capital Component (1)                  --

------------------
(1) No amount is shown on the IRR capital component line because the Association is exempt from the IRR capital component.

             As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as
                                       4

ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Lending Activities

             General. The principal lending activity of the Association currently is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Association also originates commercial real estate, residential construction and consumer loans.

             Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated.


                                          At September 30,
                        ------------------------------------------------------
                              1994               1995              1996
                        ----------------   ----------------   ----------------
                        Amount   Percent   Amount   Percent   Amount   Percent
                        ------   -------   ------   -------   ------   -------
                                        (Dollars in Thousands)
Mortgage loans:
One- to four-dwelling
  units                 $22,646   89.90%   $23,512   89.54%   28,571    91.10%
Commercial and multi-
  family                    215     .85        178     .68        77      .25
Construction                500    1.98        604    2.30       486     1.55
                        ------- -------    -------  ------   -------   ------
  Total mortgage loans   23,361   92.73     24,294   92.52    29,134    92.90
                        ------- -------    -------  ------   -------   ------

Consumer and other loans:
 Home equity                910    3.62      1,067    4.06     1,054     3.36
 Commercial business         23     .09         --      --        --       --
 Loans on deposit accounts  388    1.54        403    1.54       471     1.51
 Education                  140     .56          2     .01        16      .05
 Automobile                 369    1.46        492    1.87       680     2.17
 Other                       --      --         --      --         4      .01
                        ------- -------    -------  ------   -------   ------
   Total consumer and
     other loans          1,830    7.27      1,964    7.48     2,225     7.10
                        ------- -------    -------  ------   -------   ------
   Total loans           25,191  100.00%    26,258  100.00%   31,359   100.00%
                        -------  ======    -------  ======   -------   ======
Less:
 Undisbursed loans in
   process                  261                267               225
 Unearned loan fees          27                 20                42
 Allowances for loan
   losses                    31                 38                41
                        -------            -------           -------
  Total loans
    receivable, net     $24,872            $25,933           $31,051
                        =======            =======           =======


             Residential Real Estate Lending. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its lending market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1996, $28.6 million, or 91.1% of the Association's total loan portfolio, consisted of loans secured by one- to four-family residential real estate. The Association presently originates for retention in its portfolio both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At

September 30, 1996, $24.5 million, or 85.6%, of the Association's one- to four-family residential mortgage loans were subject to periodic interest rate adjustments and $4.1 million, or 14.4%, were fixed-rate loans.

             The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. Since July 1994, the Association has originated ARM loans whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.25% above the one-year constant maturity U.S. Treasury index. The Association previously originated ARM loans whose rates are based on the Eighth District Cost of Funds Index. The Association currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1996, the initial interest rate on the Association's ARM loans ranged from 5.75% to 8.0% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5.5% over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. The Association believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

             The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. The Association qualifies the borrower based on the borrower's ability to repay the ARM loan assuming the fully indexed accrual rate on the loan remains constant during the loan term. As a result, the potential for delinquencies and defaults on ARM loans is lessened. Furthermore, because the ARM loans originated by the Association generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

             As discussed above, the Association also originates conventional fixed-rate mortgage loans on one- to four-family residential properties. All fixed-rate products are underwritten according to FHLMC standards so as to qualify for sale in the secondary mortgage market, though it has been the Association's policy to retain its fixed-rate mortgage loans in its loan portfolio. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. During the three years ended September 30, 1996, the Association sold no fixed-rate mortgage loans.

             While fixed-rate single-family residential real estate loans are normally originated with 15- or 20-year terms, and the Association permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Association's loan portfolio contain due-on-sale clauses providing that the Association may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Association enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

             The Association generally requires title insurance insuring the status of its lien on all of the real estate secured loans, though in some instances it will accept an abstract of title accompanied by an attorney's opinion. The Association also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

             The Association's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios greater than 80%. The Association has established a program for first-time home buyers under which it will make loans with a loan-to-value ratio up to 89.9%.

             Construction Lending. The Association currently originates residential construction loans to individuals to construct their own homes and, to a much lesser extent, to local builders. At September 30, 1996, construction loans amounted to $486,000, or 1.6%, of the Association's total loan portfolio. The Association's construction loan portfolio did not include any loans to builders or any speculative loans at that date, although the Association occasionally makes such loans.

             The Association's construction loans to individuals are made in connection with the granting of permanent financing on the property and require monthly payments of interest only during their term. Residential construction loans convert to an adjustable-rate loan at the earlier of the completion of construction or one year. Draws are generally made to the borrower after he has provided the Association with billings showing the costs and work completed and following an inspection by the Association.

             Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Association may be confronted at, or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. Speculative loans, i.e., loans to builders to construct homes for which no purchaser has been identified, carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

             Commercial and Multi-family Real Estate Loans. The Association has historically engaged in a limited amount of commercial and multi-family real estate lending. At September 30, 1996, commercial and multi-family real estate loans in the Association's portfolio totalled $77,000. The Association originated no commercial real estate or multi-family loans during the year ended September 30, 1996.

             The Association does not actively solicit or originate commercial or multi-family real estate loans. Loans secured by commercial or multi-family real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Association also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Association's commercial and multi-family real estate loans are inspected by the Association's lending personnel before the loan is made. The Association also obtains appraisals on each property in accordance with applicable regulations.

             Consumer and Other Loans. Consumer lending has traditionally been a small part of the Association's business. Consumer loans generally have shorter-terms to maturity or repricing and higher interest rates than mortgage loans. The Association's consumer and other loans consist primarily of home equity loans, automobile
                                       7
loans, and savings account loans. At September 30, 1996, the Association's consumer and other loans totalled approximately $2.2 million, or 7.1% of the Association's total loans.

             The Association makes both fixed-rate and adjustable-rate home equity loans. These loans are secured by a first or second mortgage on residential property. Fixed-rate home equity loans have a term of 24 or 36 months while adjustable-rate home equity loans have a term of 36 to 60 months. At September 30, 1996, home equity loans amounted to $1.1 million, or 3.4% of the Association's total loans.

             Automobile loans are secured by both new and used cars. Automobile loans are only made to the borrower-owners on a direct basis. New cars are financed for a period of up to 54 months while used cars are financed for 42 months or less depending on the age of the car. Collision and comprehensive insurance coverage is required on all automobile loans and the Association holds the certificate of title to the car securing the loan. At September 30, 1996, automobile loans amounted to $680,000, or 2.2% of the Association's total loans.

             The Association may make savings account loans with the account pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At September 30, 1996, total loans on savings accounts amounted to $471,000, or 1.5% of the Association's total loans.

             Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1996, the Association had no material delinquencies in its consumer loan portfolio.

Loan Maturity and Repricing

             The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                   After    After    After
                                 One Year  3 Years  5 Years
                        Within   Through   Through  Through   Beyond
                       One Year  3 Years   5 Years  10 Years  10 Years  Total
                       --------  -------   -------  --------  --------  -----
                                         (In Thousands)

Mortgage loans:
 One- to four-dwelling
   units                 $267      $620     $282     $2,680   $24,722  $28,571
 Commercial and multi-
   family real estate      --         2       12         --        63       77
 Construction              --        --       --         --       486      486
                         ----    ------     ----     ------   -------  -------
   Total mortgage loans   267       622      294      2,680    25,271   29,134
Consumer and other loans  568     1,203      454         --        --    2,225
                         ----    ------     ----     ------   -------  -------
   Total loans           $835    $1,825     $748     $2,680   $25,271  $31,359
                         ====    ======     ====     ======   =======  =======


             The following table sets forth the dollar amount of all loans due one year after September 30, 1996, which have fixed interest rates and have floating or adjustable interest rates.

                                    Fixed-                 Floating- or
                                    Rates               Adjustable-Rates
                                    ------              ----------------
                                             (In Thousands)
Mortgage loans:
 One- to four-dwelling units        $3,862                        $24,442
 Commercial and multi-family
   real estate                           2                             75
 Construction                          486                             --
                                   -------                       --------
   Total mortgage loans              4,350                         24,517
Consumer and other loans               845                            812
                                   -------                       --------
  Total loans                      $ 5,195                       $ 25,329
                                   =======                       ========

             Scheduled contractual principal repayments of loans and mortgage-backed securities do not reflect the actual life of such assets. The average life of loans and mortgage-backed securities is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

            Loan Solicitation and Processing. Loan applicants come through referrals by realtors and previous and present customers and through advertising promotions. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a fee appraiser approved by the Association and, when required, licensed or certified by the State of Missouri.

            Loans in the amount of $75,000 or less may be approved by any one member of the Association's Loan Committee, which consists of the Association's President and two directors. Loans of $75,000 to $100,000 must be approved by any one member of the Loan Committee and reviewed by another member. Loans in excess of $100,000 must be approved by two members of the Loan Committee and reviewed by the Association's Board of Directors.

            Mortgage loans are generally approved or denied within ten days and closed within 21 days. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 30 days.

            Loan Originations, Sales and Purchases. During the year ended September 30, 1996, the Association's total gross mortgage loan originations were $8.5 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon relative customer demand for loans in its market.

            Consistent with its asset/liability management strategy, the Association's policy has been to retain in its portfolio all of the one- to four-family loans that it originates. Effective November 1994, the Association adopted a policy to sell all of its student loans to the Student Loan Marketing Association. The Association completed the sale of $129,000 of student loans in February 1995.

            While the Association has purchased whole loans in the past, such purchases are infrequent. During the year ended September 30, 1996, the Association used proceeds from the Conversion to purchase mortgage loans secured by one- to four-family residential properties in southwest Missouri. The loan purchases were made in conformance with the Association's underwriting standards. The Association may decide to purchase loans in the future depending upon the demand for mortgage credit in its market area.

            The following table shows total mortgage loans originated, purchased and repaid during the periods indicated. No mortgage loans were sold during the periods indicated.

                                             At or For
                                                the
                                      Years Ended September 30,
                                 ------------------------------------
                                  1994           1995          1996
                                  ----           ----          ----
                                           (In Thousands)

Total mortgage loans
 at beginning of period          $20,889        $23,361        24,294

Mortgage loans originated:
  One- to four-dwelling units(1)   7,108          4,564         8,511
  Commercial and multi-family
   real estate                        --             --            --
    Total mortgage loans         -------        -------       -------
      originated                   7,108          4,564         8,511

Mortgage loans purchased              --             --         1,178
Mortgage loan principal
  repayments                       4,636          3,631         4,849
Loans transferred to other       -------        -------       -------
  real estate                         --             --            --
                                 -------        -------       -------
Net loan activity                  2,472            933         4,840
                                 -------       --------      --------
Total gross mortgage loans
  at end of period               $23,361        $24,294       $29,134
                                 =======        =======       =======

----------------
(1)      Includes construction loans originated during the period.

             Loan Commitments. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $167,000 at September 30, 1996. See Note 11 of Notes to Consolidated Financial Statements contained in the Annual Report.

             Loan Origination and Other Fees. The Association, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between 0 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $42,000 of net deferred mortgage loan fees at September 30, 1996.

             Non-performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Association institutes collection procedures. The first notice is mailed to the borrower at the end of the month in which the payment is due and, if necessary, a second written notice follows within 30 days thereafter. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

             In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

             When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Association institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. If payment is not promptly received, a second notice is mailed to the borrower 20 days following the payment due date and the customer is contacted by telephone to ascertain the nature of the delinquency. If the delinquency remains uncured, the Association mails an additional notice to the borrower on the 30th day of delinquency and every 30 days thereafter and continues to contact the borrower by telephone.

             In most cases, delinquencies are cured promptly; however, if, by the 91st day of delinquency the delinquency has not been cured, the Association begins action to either obtain a judgment in small claims court or to repossess the collateral.

             The Association's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Association.

             The following table sets forth information with respect to the Association's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated. Any loan four or more payments past due is placed on nonaccrual status.

                                              At September 30,
                                ------------------------------------------
                                1992     1993      1994     1995      1996
                                ----     ----      ----     ----      ----
                                           (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis:
  Real estate -
   Residential                   $28     $  --      $18      $49       $3
   Commercial and multi-family    --        --       --       --       --
  Consumer and other              --        --       --       --       --
                                 ---     -----      ---      ---       --
      Total                       28        --       18       49        3
                                 ---     -----      ---      ---       --

                       (table continued on following page)

                                              At September 30,
                                ------------------------------------------
                                1992     1993      1994     1995      1996
                                ----     ----      ----     ----      ----
                                          (Dollars in Thousands)

Accruing loans which are
 contractually past due
 90 days or more:
  Real estate -
    Residential                  18        --        43       40        19
    Commercial and multi-family  --        --        --       --        --
  Consumer and other              3         1        --       --        --
                                ---      ----       ---      ---       ---
       Total                     21         1        43       40        19
                                ---      ----       ---      ---       ---
Total of nonaccrual and 90 days
 past due loans                  49         1        61       89        22

Real estate owned(1)             --        --        --       --        --
                                ---      ----       ---      ---        --
   Total non-performing assets  $49      $  1       $61      $89       $22
                                ===      ====       ===      ===       ===

Restructured loans               --        --        --       --        --
                                ---      ----       ---      ---        --
Total loans delinquent 90 days
  or more to net loans         0.22%       --      0.25%    0.34%     0.07%
                               ====      ====      ====     ====      ====

Total loans delinquent 90 days
  or more to consolidated total
  assets                       0.09%       --      0.12%    0.15%     0.04%
                               ====      ====      ====     ====      ====

Total non-performing assets to
  consolidated total           0.09%       --      0.12%    0.15%     0.04%
                               ====      ====      ====     ====      ====

------------------
(1) Represents the book value of property acquired through foreclosure, net of valuation reserves.

            Interest income that would have been recorded for the year ended September 30, 1996 had nonaccruing loans been current in accordance with their original terms amounted to approximately $150. The amount of interest included in interest income on such loans for the year ended September 30, 1996 amounted to approximately $590.

             Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to its fair value. At September 30, 1996, the Association had no real estate owned.

             Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention." Not all of the Association's non-performing assets are classified as problem assets. In determining whether the Association's non-performing assets expose the Association to sufficient risk to warrant classification, the Association may consider various factors, including the borrower's payment history, the existence of private mortgage insurance, and the loan-to-value ratio. Upon consideration of these factors, the Association may determine that the asset in question does not present a risk of loss that requires it to be classified.

             At September 30, 1996, classified assets totalled $83,000 and included one substandard loan in the amount of $3,000 and three special mention loans, which totalled $80,000. The aggregate amounts of the Association's classified assets at the dates indicated were as follows:


                                              At September 30,
                                     ------------------------------
                                        1995                   1996
                                        ----                   ----
                                               (In Thousands)

Loss                                  $  --                  $  --
Doubtful                                 --                     --
Substandard                              45                      3
Special mention                          37                     80
                                      -----                  -----
  Total classified assets             $  82                  $  83
                                      =====                  =====

             Allowance for Loan Losses. The Association has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

             In originating loans, the Association recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Association increases its allowance for loan losses by charging provisions for possible loan losses against the Association's income.

             The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on the Association's past loan loss experiences, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

             Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

             Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances. A provision of $3,500 was charged against income for the year ended September 30, 1996. At September 30, 1996, the Association had an allowance for loan losses of $41,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio.

             Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

             While the Association believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Association's financial condition and results of operations.

             The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss reserve and the amount of loss realized has been charged or credited to current income.


                                          Years Ended September 30,
                                       -------------------------------
                                       1992   1993   1994   1995  1996
                                       ----   ----   ----   ----  ----
                                            (Dollars in Thousands)

Allowance at beginning of period       $30    $34    $31    $31   $38
Provision for loan losses                4     --     --      7     3

Recoveries:
 Residential real estate                --     --     --     --    --
 Commercial and multi-family
   real estate                          --     --     --     --    --
 Consumer and other                     --     --     --     --    --
                                       ---    ---    ---    ---   ---
  Total recoveries                      --     --     --     --    --
                                       ---    ---    ---    ---   ---

Charge-offs:
 Residential real estate                --      3     --     --    --
 Commercial and multi-family real
   estate                               --     --     --     --    --
 Consumer and other                     --     --     --     --    --
                                       ---    ---    ---    ---   ---
   Total charge-offs                    --      3     --     --    --
   Net charge-offs                      --      3     --     --    --
                                       ---    ---    ---    ---   ---
    Balance at end of period           $34    $31    $31    $38   $41
                                       ---    ---    ---    ---   ---

Ratio of allowance to total loans
  outstanding at the end of the
  period                              0.15%  0.14%  0.12%  0.15% 0.10%

Ratio of net charge-offs to average
  loans outstanding during the
  period                                --   0.01%    --     --    --

             The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                         At September 30,
                       ----------------------------------------------------
                            1994              1995             1996
                       ---------------  ----------------  -----------------
                               % of              % of             % of
                               Loans             Loans            Loans
                               in Each           in Each          in Each
                               Category          Category         Category
                               to Total          to Total         to Total
                       Amount  Loans     Amount  Loans    Amount  Loans
                       ------  --------  ------  -------- ------  --------
                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-dwelling
    units               $24     89.90%    $ 30    89.54%   $33     91.10%
  Commercial and
    multi-family         --      0.85       --     0.68     --      0.25
  Construction           --      1.98       --     2.30     --      1.55
Consumer and other
  loans                   7      7.27        8     7.48      8      7.10
                        ---    ------     ----   ------    ---    ------
   Total allowance for
     loan losses        $31    100.00%    $ 38   100.00%   $41    100.00%
                        ===    ======     ====   ======    ===    ======

Investment Activities

             The Association is permitted under Federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Association may also invest a portion of its assets in commercial paper, corporate debt securities and ARM funds, the assets of which conform to the investments that the Association is authorized to make directly. Savings institutions like the Association are also required to maintain an investment in FHLB stock and a minimum level of liquid assets which vary from time to time. See "Regulation -- Federal Home Loan Bank System." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

             The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation" contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report. At September 30, 1996, the Association's regulatory liquidity was 35.9% which is significantly in excess of the 5% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

             The Association's President determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Association's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments).
Further, the effect that the proposed investment would have on the Association's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

             Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

             The Association purchases mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates in order to supplement loan production. GNMA and FNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by FHLMC. Mortgage-backed securities generally entitle the Association to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. See Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

             The following table sets forth the composition of Association's mortgage-backed securities portfolio at carrying value at the dates indicated. All of the Association's mortgage-backed securities are classified as held to maturity.

                                     At September 30,
              ----------------------------------------------------------------
                     1994                  1995                  1996
              --------------------  --------------------  --------------------
                Book    Percent of   Book     Percent of   Book     Percent of
              Value(1)  Portfolio   Value(1)  Portfolio   Value(1)  Portfolio
              --------------------  --------------------  --------------------
                                    (Dollars in Thousands)
Mortgage-backed
  securities:
  GNMA
    Fixed     $    --        --%    $   --        --%     $   69        1.29%
    Adjustable  1,069     19.50        985     16.77         823       15.41
  FHLMC
    Fixed       2,105     38.41      1,805     30.75       1,450       27.14
    Adjustable     --        --         --        --          --          --
  FNMA
    Fixed         521      9.50        348      5.91         525        9.83
   Adjustable   1,930     35.21      2,854     48.63       2,574       48.18

Unamortized premium
  (discount),
  net            (144)    (2.62)      (121)    (2.06)        (99)      (1.85)
               ------    ------     ------    ------      ------      ------
   Total mortgage-
     backed
     securi-
     ties      $5,481    100.00%    $5,871    100.00%     $5,342      100.00%
               ======    ======     ======    ======      ======      ======

-------------
(1) The market value of the Association's mortgage-backed securities portfolio amounted to $5.6 million, $6.1 million and $5.4 million at September 30, 1994, 1995 and 1996, respectively.

             At September 30, 1996, the Corporation's investment securities portfolio totalled approximately $12.5 million at carrying value and consisted principally of U.S. Treasury and agency securities and municipal bonds. The Corporation's municipal bond portfolio, which totalled $975,000 at fair value ($959,000 at amortized cost) at September 30, 1996, was comprised primarily of obligations of political subdivisions of the State of Missouri that have maturities ranging from less than one year to five to ten years.

             The following table sets forth the composition of Corporation's investment securities portfolio at carrying value at the dates indicated.

                                      At September 30,
               -------------------------------------------------------------
                      1994                 1995                 1996
               -------------------  -------------------  -------------------
               Carrying Percent of  Carrying Percent of  Carrying Percent of
               Value    Portfolio   Value    Portfolio   Value    Portfolio
               -------- ----------  -------- ----------  -------- ----------
                                 (Dollars in Thousands)
Held to Maturity
Debt securities:
  U.S. Government
    treasury and
    obligations
    of U.S.
    Government
    agencies   $10,858    89.26%     $12,000   90.98%    $10,174    88.06%
  State and
    political
    sub-
    division       894     7.35          779    5.90         959     8.30
               -------   ------      -------  ------     -------   ------
   Total debt
     securities 11,752    96.61       12,779   96.88      11,133    96.36
               -------   ------      -------  ------     -------   ------
Equity
  securities:
  FHLB stock       412     3.39          412    3.12         421     3.64
               -------   ------      -------  ------     -------   ------
     Total     $12,164   100.00%     $13,191  100.00%    $11,554   100.00%
               =======   ======      =======  ======     =======   ======

Available for Sale
Debt securities:
  U.S. Govern-
    ment treasury
    and obliga-
    tions of U.S.
    Govern-
    ment
    agencies  $     --       --%      $   --      --%    $   495    53.51%
Equity
  securities:
  Common
    stock           --       --           --      --         430    46.49
              --------   ------      -------  ------     -------   ------
    Total     $     --       --%     $    --      --%    $   925   100.00%
              ========   ======      =======  ======     =======   ======

             The following table sets forth the maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at September 30, 1996.


                                                      Over
                    Less Than         One to         Five to      Over Ten
                     One Year       Five Years      Ten Years       Years
                   -------------   -------------  -------------  -------------
                   Amount  Yield   Amount  Yield  Amount  Yield  Amount  Yield
                   ------  -----   ------  -----  ------  -----  ------  -----
                                    (Dollars in Thousands)
Held to Maturity
U.S. Government
  treasury and
  obligations of
  U.S. Government
  agencies          $ --     --%   $7,496  6.17%  $1,571  6.30%  $1,107  7.87%
State and politi-
  cal subdivisions   125   4.00       644  5.14      190  6.23       --    --
                    ----           ------         ------         ------
     Total          $125   4.00    $8,140  6.09   $1,761  6.29   $1,107  7.87
                    ====           ======         ======         ======
Available for Sale
U.S. Government
  treasury and
  obligations of
  U.S. Government
  agencies          $ --     --%   $   --    --%  $  495  7.02%  $   --    --%

Deposit Activities and Other Sources of Funds

             General. Deposits and loan repayments are the major sources of the Association's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Association has no other borrowing arrangements.

             Deposit Accounts. Substantially all of the Association's depositors are residents of the State of Missouri. Deposits are attracted from within the Association's lending market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Association considers current market interest rates, profitability to the Association, matching deposit and loan products and its customer preferences and concerns. The Association generally reviews its deposit mix and pricing twice weekly.

             The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at September 30, 1996.

Weighted
Average                                                             Percentage
Interest                                            Minimum           of Total
Rate      Term       Checking and Savings Deposits   Amount  Balance  Deposits
-------- ------      -----------------------------  -------- ------- ---------
                                                          (In Thousands)

2.22     None        Demand and NOW checking       $350-1,000  $6,143   12.68%
3.25     None        Money market deposit             2,500     2,929    6.05
2.77     None        Passbook savings accounts          10      5,807   11.99

                     Certificates of Deposit
                     -----------------------
6.17     3 months    Fixed term, fixed rate           1,000     6,346   13.10
5.08     6 months    Fixed term, fixed rate           1,000     4,064    8.39
5.13     9 months    Fixed term, fixed rate            500      2,265    4.67
5.33     12 months   Fixed term, fixed rate            500      9,449   19.50
5.53     18 months   Fixed term, fixed rate            500      3,540    7.31
5.76     24 months   Fixed term, fixed rate            500      1,003    2.07
5.55     30 months   Fixed term, fixed rate            500      3,812    7.87
5.43     48 months   Fixed term, fixed rate            500      3,086    6.37
                                                              -------   -----

                                                              $48,444  100.00%
                                                              =======  ======

--------------------
(1) Noninterest-bearing accounts with an aggregate balance of $204,000 are included in demand and NOW checking balances.

             The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of September 30, 1996. Jumbo certificates of deposit require minimum deposits of $100,000.


                Maturity Period                  Amounts
                                              (In Thousands)

            Three months or less                  $6,222
            Over three through six months            320
            Over six through twelve months           149
            Over twelve months                       103
                                                  ------
                 Total                            $6,794
                                                  ======

            Included in the above table was a deposit of $6.0 million which matured in October 1996. Such deposit was not renewed.

            Deposit Flow. The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Association at the dates indicated.


                                     At September 30,
        ----------------------------------------------------------------------
               1994                1995                       1996
        ---------------- ------------------------- ---------------------------
                 Percent        Percent                     Percent
                   of             of    Increase              of    Increase
        Amount   Total   Amount  Total  (Decrease)  Amount  Total   (Decrease)
        ------   -----   ------  -----  ----------  ------  -----   ----------
                                 (Dollars in Thousands)

Non-
interest-
bearing  $   154   0.35% $   226   0.51%  $    72   $   204   0.42%    (22)
Demand
  and
  NOW
  check-
  ing      6,715  15.19    6,449  14.63      (266)    5,939  12.26    (510)
Passbook
  savings
  accounts
  (1)      8,243  18.65    6,134  13.91    (2,109)    5,807  11.99    (327)
Money
  market
  deposit  4,035   9.13    2,887   6.55    (1,148)    2,929   6.05      42
Fixed-rate
  certifi-
  cates
  which
  mature(1):
  Within
    one
    year   18,593  42.07  21,004  47.64     2,411    26,616  54.94   5,612
  After
    one
    year,
    but
    within
    three
    years   5,551  12.56   6,471  14.68       920     5,963  12.31    (508)
  After
    three
    years     906   2.05     917   2.08        11       986   2.03      69
          ------- ------ ------- ------     -----   ------- ------  ------
    Total $44,197 100.00%$44,088 100.00%    $(109)  $48,444 100.00% $4,356
          ======= ====== ======= ======     =====   ======= ======  ======

--------------------
(1)          IRAs are included in passbook savings and certificate balances:
             Amounts are $3.7 million, $3.3 million and $3.6 million at September 30, 1994, 1995, 1996, respectively.
                                       19

             Time Deposits by Rates. The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                          At September 30,
                                 ------------------------------------
                                 1994            1995            1996
                                 ----            ----            ----
                                         (Dollars in Thousands)

 3.00 - 3.99%                   $13,310         $   174        $    --
 4.00 - 4.99%                    10,080           7,674          3,516
 5.00 - 5.99%                       983          12,069         21,079
 6.00 - 6.99%                       322           8,446          8,970
 7.00 - 7.99%                       330              27             --
 8.00% and Over                      25               2             --
                                -------         -------        -------
      Total                     $25,050         $28,392        $33,565
                                =======         =======        =======


           The following table sets forth the amount and maturities of time deposits at September 30, 1996.


                                  Amount Due
               ------------------------------------------------   Percent
                                                                  of Total
               Less Than  1-2     2-3    3-4     After            Certificate
               One Year   Years   Years  Years   4 Years  Total   Accounts
               --------   -----   -----  -----   -------  -----   --------
                                  (Dollars in Thousands)


 4.00 - 4.99%  $ 3,205    $  311  $   --  $  --   $ --    $ 3,516   10.48%
 5.00 - 5.99%   16,097     3,418     714    850     --     21,079   62.80
 6.00 - 6.99%    7,314       772     748    136     --      8,970   26.72
               -------    ------  ------  -----   ----    -------  ------
     Total     $26,616    $4,501  $1,462  $ 986   $ --    $33,565  100.00%
               =======    ======  ======  =====   ====    =======  ======

            The following table sets forth the deposit activities of the Association for the periods indicated.

                                   Years Ended September 30,
                               --------------------------------
                                 1994        1995         1996
                                 ----        ----         ----
                                       (In Thousands)

Beginning balance              $46,647     $44,196      $44,088
                               -------     -------      -------
Net increase (decrease)
  before interest credited      (3,526)     (1,184)       2,979

Interest credited                1,075       1,076        1,377
                               -------     -------      -------
Net increase (decrease)
  in deposits                   (2,451)       (108)       4,356
                               -------     -------      -------
Ending balance                 $44,196     $44,088      $48,444
                               =======     =======      =======

             Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Association is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1996 and during the three years ending September 30, 1996, the Association had no borrowings from the FHLB-Des Moines, although it may decide to make use of such instruments in the future.

Subsidiary Activities

             Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at September 30, 1996 did not exceed the limits applicable to Federal associations.

             NS&L Enterprises, Inc. (the "Service Corporation") is a wholly owned subsidiary of the Association. The Service Corporation was established in 1992 for the purpose of offering credit life insurance and discount brokerage services. At September 30, 1996, the Association's investment in the Service Corporation was $2,000.


                                    REGULATION

General

             The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Association and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

Federal Regulation of Savings Associations

             Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

             Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

             The Association's accounts are insured by the SAIF up to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

             Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the DIF Act, which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

             The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

             The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Association.

             Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

             The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $421,000 at September 30, 1996.

             Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

             Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report

             Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

             Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

             An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

             At September 30, 1996, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

             Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

             Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engaging in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

             Currently, the QTL test requires that either an institution quality as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the Association satisfied the qualified thrift lender test.

             Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

             OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

             As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

             Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

             Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

             The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

             The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

             At September 30, 1996, Neosho Savings's core capital of approximately $8.2 million, or 13.8% of adjusted total assets, was $6.4 million in excess of the OTS requirement of $1.8 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $8.2 million, or 13.8% of adjusted total assets, was $7.3 million in excess of the OTS requirement of $890,000, or 1.5% of adjusted total assets. Finally, at September 30, 1996, the Association had risk-based capital of approximately $8.2 million or 38.5% of total risk-weighted assets, which was $6.5 million in excess of the OTS risk-based capital requirement of $1.7 million or 8% of risk-weighted assets.

             Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

             A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

             The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

             Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, the Association's limit on loans to one borrower was $1.2 million. At September 30, 1996, the Association's largest aggregate amount of loans to one borrower was $400,00, all of which were performing according to their original terms.

             Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

             The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

             Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions.

             Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

             The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

             Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

Savings and Loan Holding Company Regulations

             Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

             Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Corporation and any of its subsidiaries (other than the Corporation or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

             Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

Federal Taxation

             General. The Corporation and the Association report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

             Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the percentage method bad debt deduction for the taxable years ended September 30, 1994, 1995 and 1996.

             Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, the Association's post-1987 reserves totalled approximately $420,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Association anticipates that it will meet the residential loan requirement for the taxable year ending September 30, 1997.

             Under prior law, if the Association failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Association's total bad debt reserve for tax purposes was approximately $1.8 million. Among other things, the qualifying thrift definitional tests required the Association to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

             Distributions. To the extent that the Association makes "nondividend distributions" to the Corporation that are considered as made:
(i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

             Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

             Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Association will not file a consolidated tax return, except that if the Corporation or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

             There have not been any IRS audits of the Association's Federal income tax returns or audits of the Association's state income tax returns during the past five years.

Missouri Taxation

             Missouri-based thrift institutions, such as the Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Neosho Savings is entitled to a credit against this tax for all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

             For additional information regarding taxation, see Note 7 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

             As of September 30, 1996, the Corporation had 18 full-time and two part-time employees. The employees are not represented by a collective bargaining unit and the Corporation believes its relationship with its employees to be good.
                                       30

Item 2.  Description of Properties
----------------------------------

             The Association has two offices, both of which are owned by the Association. The Association's main office is located at 111 East Main Street, Neosho, Missouri 64850. The office was opened in 1963 and the square footage is approximately 6,840 feet. At September 30, 1996, the net book value of the property (including land and building) was $521,000. The Association has one branch office, which is located at 713 Neosho Boulevard, Neosho, Missouri 64850. The branch office was opened in 1986 and the square footage is approximately 2,922 feet. At September 30, 1996, the net book value of the property was $223,000. The net book value of the Association's fixtures, furniture and equipment at September 30, 1996 was $123,000.

Item 3.  Legal Proceedings
--------------------------

             Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. Neither the Corporation nor the Association is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Corporation or the Association.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

             No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters
------------------------------------------------------------------

             The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.      Management's Discussion and Analysis or Plan of Operation
----------------------------------------------------------------------

             The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

             Independent Auditors Report*
             (a) Consolidated Statements of Financial Condition as of September 30, 1995 and 1996
             (b) Consolidated Statements of Income for the Years Ended September 30, 1994, 1995 and 1996
             (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1994, 1995 and 1996
             (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1994, 1995 and 1996
             (e)  Notes to Consolidated Financial Statements

             * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

             No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

             The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

             The following table sets forth certain information with respect to the executive officers of the Corporation and the Association. Each of the executive officers holds the same position with the Corporation and the Association.

                         Age at
                      September 30,
Name                     1996            Position
----                  -------------      --------

George A. Henry           73             Chairman of the Board

C.R. "Rick" Butler        49             President and Director

Dorothy A. LaDue          57             Senior Vice President and Secretary

William J. Lynch          49             Vice President

Carol A. Guest            50             Treasurer

            The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Association during at least the past five years:

            George A. Henry served as a judge on the Newton County Circuit Court for 14 years until his retirement in 1990. Judge Henry has served as a director of the Association since 1964 and was elected Chairman of the Board in 1990. He currently serves on the Newton Country Library Board and is a past member of the Administrative Council of the Neosho United Methodist Church.

            C. R. "Rick" Butler is President of the Corporation and the Association. Mr. Butler joined the Association in August 1982 as the managing officer and director. He currently serves on the Board of Trustees of Crowder College, is a board member of the Neosho United Fund and the Neosho Area Business Industrial Development Foundation, and is a member of the Economic Development Committee of the Neosho Area Chamber of Commerce. Mr. Butler also serves as a Director of District 2 of the Missouri League of Financial Institutions.

            Dorothy A. LaDue is Senior Vice President and Secretary of the Corporation and the Association. Mrs. LaDue joined the Association in 1974 and has worked in all areas of operations. She is an active member of the Neosho Area Chamber of Commerce serving on numerous Chamber committees.

            William J. Lynch is Vice President of the Corporation and the Association. Mr. Lynch joined the Association in 1983 and has worked in all areas of operations with current responsibilities in real estate lending. He currently serves on the Board of Directors of the Neosho Area Fire Protection District, is a member of the Banquet Committee of the Neosho Area Chamber of Commerce and is a past board member of the Neosho Kiwanis Club. Mr. Lynch resides in Granby, Missouri.

            Carol A. Guest is Treasurer of the Corporation and the Association. Mrs. Guest, a Certified Public Accountant, joined the Association in 1990 and is the officer in charge of the Association's accounting department.

Item 10.  Executive Compensation
--------------------------------

            The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

            (a)      Security Ownership of Certain Beneficial Owners

                     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

            (b)      Security Ownership of Management

                     Information required by this item is incorporated herein by reference to the sections captioned and "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

            (c)      Changes in Control

                     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

            The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

           (a)            Exhibits

                          3.1 Articles of Incorporation of NS&L Bancorp, Inc. (incorporated by reference to Exhibit
                                 3.1 to the registrant's Registration
                                 Statement on Form S-1 (33-89836))

                          3.2 Bylaws of NS&L Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (33-89836))

                          10.1   Employment Agreement with C.R. Butler
                                 (incorporated by reference to the
                                 registrant's Annual Report on Form 10-KSB for the year ended September 30, 1995)

                          10.2 NS&L Bancorp, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit A to the registrant's proxy statement for the 1996 Annual Meeting of Stockholders)

                          10.3 NS&L Bancorp, Inc. Management Recognition and Development Plan (incorporated by reference to Exhibit B to the registrant's proxy statement for the 1996 Annual Meeting of Stockholders)

                          13     Annual Report to Stockholders

                          21     Subsidiaries of the Registrant

                          23     Consent of Independent Auditors

                          27     Financial Data Schedule

           (b)            Report on Form 8-K

                          No Forms 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NS&L BANCORP, INC.



Date: December 20, 1996              By: /s/C.R. Butler
                                        -------------------------------------
                                         C.R. Butler
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/C.R. Butler                                        December 20, 1996
    -------------------------------------
    C.R. Butler
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/Carol A. Guest                                     December 20, 1996
   --------------------------------------
    Carol A. Guest
    Treasurer
    (Principal Financial and Accounting Officer)


By: /s/George A. Henry                                    December 20, 1996
    -------------------------------------
    George A. Henry
    Chairman of the Board and Director


By: /s/John C. Genisio                                    December 20, 1996
    -------------------------------------
    Jon C. Genisio
    Director


By: /s/John D. Mills                                      December 20, 1996
    -------------------------------------
    John D. Mills
    Director


By: /s/Ralph J. Haas                                      December 20, 1996
    -------------------------------------
    Ralph J. Haas
    Director


By: /s/Robert J. Johnson                                  December 20, 1996
    -------------------------------------
    Robert J. Johnson
    Director

                                   Exhibit 13

                          Annual Report to Stockholders




                               Annual Report 1996

                               NS&L Bancorp, Inc.

                                  TABLE OF CONTENTS


                                                         Page
                                                         ----
Letter to Stockholders                                     1
Business of the Corporation                                2
Selected Consolidated Financial Information                3
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      5
Independent Auditors' Report                              16
Consolidated Financial Statements                         17
Notes to Consolidated Financial Statements                22
Common Stock Information                                  46
Directors and Officers                                    47
Corporate Information                                     48

NS&L Bancorp, Inc.

President's Message
To Our Stockholders:


On behalf of the Board of Directors, Officers and Employees of NS&L Bancorp, Inc. and its wholly owned subsidiary, Neosho Savings & Loan Association, F.A., we are pleased to submit our second Annual Report as a public stock company.

During the fiscal year ending September 30, 1996, the Company's stock traded as high as $13.75 per share and as low as $12.00 per share. Our return on average assets was .57%, with a return on average equity of 2.43%. These ratios reflect an added expense for the fiscal year of $177,000 net of deferred tax, which was a one-time industry-wide special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). Without this one-time special assessment, earnings for the fiscal year would have been approximately $504,000 or $0.64 per share. The return on average assets would have been 0.87%, with an estimated return on equity of 3.7%.

The Company has continuously paid a quarterly dividend since becoming a public company in June 1995. The dividend for the last three quarters for the fiscal year ending September 30, 1996 was $0.125 per share, up $0.025 per share from the first quarter. As planned, during the course of the fiscal year, the Company repurchased 128,732 shares of its common stock, which amounted to fifteen percent of its outstanding shares. These treasury shares were purchased on the open market at an average price of $13.02 per share or 81% of the September 30, 1996 book value.

The Board of Directors and Management continue to set goals and develop long term strategies to increase profitability with minimal risk and to enhance shareholder value. The Company's financial strength and outstanding asset quality continue to keep us positioned to take advantage of appropriate growth and expansion opportunities.

We remain firm in our pledge to continue to be a community oriented financial institution providing affordable financial services and products to the citizens of Neosho and surrounding communities. All of us at NS&L appreciate your taking stock in our future and look forward to a long lasting and profitable relationship.

THANK YOU for your continued support.

Sincerely,

/s/ C.R. Butler

C.R. "Rick" Butler
President

P.O. Box 369/ Neosho, Missouri 64850/ 417-451-0429
Branch office:/ 713 S. Neosho Blvd./ 417-451-6970

Business of the Corporation

       NS&L Bancorp, Inc. (the "Company"), a Missouri corporation, was organized in February 1995 for the purpose of becoming the holding company for Neosho Savings and Loan Association, F.A. (the "Association") upon the conversion of the Association from a federal mutual to a federal stock savings and loan association. That conversion was completed in June 1995.

       The Company is not engaged in any significant business activity other than holding the stock of Neosho Savings and Loan Association, F.A. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Association.

       The Association is a federally-chartered, federally-insured stock savings and loan association organized in 1884. The Association is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System.

       The Association's principal business consists of attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by one-to-four family residential properties. To a significantly lesser extent, the Association originates loans secured by commercial real estate, residential construction and consumer loans. The Association also invests in mortgage-backed, U.S. Government and agency securities and other assets.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

       The following table sets forth certain information concerning the financial position of the Company (including data from operations of its subsidiary) as of and for the dates indicated. In June 1995, the Company became the holding company for Neosho Savings and Loan Association, F.A. The Company is primarily in the business of directing, planning and coordinating the business activities of the Association. Since the Company had not commenced operations prior to the mutual to stock conversion of the Association in June 1995, the financial information presented for periods prior to 1995 is for the Association. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                                    At September 30,
                              ------------------------------------------------------------
                                 1992         1993        1994           1995       1996
                                 ----         ----        ----           ----       ----
FINANCIAL CONDITION DATA:                           (In Thousands)
Total assets................. $52,525        $52,944    $50,995        $58,758     $61,807
Loans receivable, net........  22,096         22,174     24,873         25,933      31,051
Mortgage-backed securities...   7,067          7,171      5,481          5,871       5,342
Cash, interest bearing
  deposits and investment
  securities.................. 21,969         22,141     19,196         25,374      23,930
Customer deposits............. 46,855         46,647     44,196         44,088      48,444
Stockholders' equity..........  4,913          5,554      6,006         13,729      12,179

                                           For the Years Ended September 30,
                            ----------------------------------------------------------------
                                1992           1993        1994           1995        1996
                                ----           ----        ----           ----        ----
                                         (In Thousands, Except Per Share Data)
OPERATING DATA:

Interest Income............ $  3,893        $  3,467     $  3,149         $3,284      $3,703
Interest expense...........    2,388           1,718        1,469          1,649       1,873
                            --------        --------     --------         ------      ------
Net interest income........    1,505           1,749        1,680          1,635       1,830
Provision for loan losses..        4              --           --              8           3
                            --------        --------     --------         ------      ------
Net interest income after
  provision for loan losses.   1,501           1,749        1,680          1,627       1,827
Noninterest income..........     207             203          185            208         265
Noninterest expense.........     901           1,004        1,065          1,141       1,613
                            --------        --------     --------         ------      ------
Income before taxes and
  cumulative effect of
  change in accounting
  principle.................     807             948          800            694         479
Income taxes................     264             307          281            212         152
Income before cumulative    --------        --------     --------         ------      ------
  effect of change in
  accounting principle......     543             641          519            482         327
Cumulative effect of change
 in accounting
 principle(1)...............      --              --          (67)            --          --
                            --------         -------      --------      --------    --------
Net income..................$    543         $    641     $   452       $    482    $    327
                            ========         ========     =======       ========    ========
Earnings per share..........       *                *           *       $    .61    $    .42
                                                                        ========    ========
Dividends per share.........       *                *           *       $     .10   $   .475
                                                                        =========   ========
*Operating as a mutual

                                                          3
PAGE

                                               At September 30,
                                -----------------------------------------------
                                1992       1993      1994      1995     1996
                                -----      -----     ----      ----     -----
OTHER DATA:

Number of:
  Real estate loans
   outstanding                  936         902        888      889       911
  Deposit accounts            9,336       9,356      9,281    9,104     8,828
  Full service offices            2           2          2        2         2

                                  At or For the Years Ended September 30,
                               ----------------------------------------------
                               1992       1993       1994       1995      1996
KEY OPERATING RATIOS:          ----       ----       ----       ----      ----
Return on average assets
 (net income divided by
 average assets)               1.04 %     1.21 %    0.86 %(2)  0.91 %      .57%
Return on average equity
 (net income divided by
 average equity)              11.54      12.24       7.76 (2)  5.57       2.43
Average equity to average
 assets                        9.01       9.90      11.11     16.40      23.34
Interest rate spread
 (difference between
 average yield on
 interest-earning assets
 and average cost of
 interest-bearing
 liabilities)                  2.56       3.12       3.01     2.66        2.23
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)     2.97       3.43       3.32     3.23        3.26
Noninterest expense to
 average assets                1.72       1.90       2.03     2.16        2.80
Average interest-earning
  assets to interest-bearing
  liabilities                   109        109        111     118         131
Allowance for loan losses
  to total loans at end
  of period                     .15        .14        .12     .15         .13
Net charge-offs to average
  outstanding loans during
  the period                     --       0.01         --      --          --
Ratio of non-performing
 assets to total assets         .09         --        .12     .15          .4
Dividend payout ratio           N/A        N/A        N/A   16.39      113.10
-------------
(1) Reflects effect of adoption of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes."
(2) Based on net income after cumulative effect of change in accounting principle.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

General
-------

       Management's discussion and analysis of the consolidated financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company.
The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

Operating Strategy
------------------

       The primary goal of management is to increase the Association's profitability and enhance its net worth while minimizing risk. Operational results are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits. Operational results are also significantly affected by general economic conditions, changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities.

       Management strives to operate a conservative, well capitalized, profitable thrift dedicated to financing home ownership and other consumer needs, and to provide quality service to its customers. The Association believes it has successfully implemented this strategy by:

       Emphasizing One-to-Four Family Lending. Historically, the Association has been predominantly a one-to-four family residential lender. Single family residential loans constituted 89.9%, 89.5% and 91.1% of total loans at September 30, 1994, 1995 and 1996, respectively.

       Maintaining Asset Quality. The Association strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. As of September 30, 1996, the Association's ratio of non-performing assets to total assets was .04%. That same ratio as of September 30, 1995 was .15%. There were no loan losses, net of recoveries, for the years ended September 30, 1995 and 1996.

       Managing Interest-Rate Risk. In order to reduce the impact on the Association's net interest income due to changes in interest rates, the Association's management has adopted a strategy that has been designed to maintain the interest rate sensitivity of its assets and liabilities. The primary elements of this strategy involve emphasizing the origination of ARM loans and maintaining a short- and medium-term investment portfolio. At September 30, 1996, 82.65% of the Association's loan portfolio was composed of adjustable-rate loans.

       Maintaining a High Level of Liquidity. At September 30, 1996, the liquidity ratio of the Association was 35.9%. The Association maintains a high level of liquidity so that it will be able to fund loans during periods of deposit outflow. In determining the terms of its deposit accounts, the Association does not always match above-market rates offered by competitors who are attempting to increase market share. The Association will permit some deposit outflow rather than increase its rate paid on deposits and reduce its interest rate spread.

Results of Operations
---------------------

       The earnings of the Association depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Association's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

Comparison of Operating Results for the Years Ended September 30, 1995 and
--------------------------------------------------------------------------
1996
----

       General. Net income decreased $155,000, or 32.2% from $482,000 at September 30, 1995 to $327,000 at September 30, 1996. The decrease is primarily attributable to a one-time, industry-wide FDIC Special Assessment of $281,000 at September 30, 1996 to recapitalize the Savings Association Insurance Fund. Interest income increased $419,000 which was partly offset by an increase in interest expense of $224,000. Noninterest income increased $57,000 primarily as a result of gains on sales of securities by the Company. Compensation expense increased $86,000 as a result of the implementation of the Management Recognition and Development Plan (MRDP), which was adopted in January 1996, and a full year of ESOP expense as well as annual salary increases. The Association's net interest margin increased from 3.23% for the fiscal year ended September 30, 1995 to 3.26% for the fiscal year ended September 30, 1996.

       Net Interest Income. Net interest income increased $195,000, or 11.9%, from $1,635,000 for the fiscal year ended September 30, 1995 to $1,830,000 at September 30, 1996. Net interest income increased as a result of an increase in interest income of $419,000 that was partially offset by a increase in interest expense of $224,000.

       Interest Income. Total interest income increased $419,000, or 12.8%, from $3,284,000 for the year ended September 30, 1995 to $3,703,000 for the year ended September 30, 1996. Interest income from loans receivable increased $357,000 primarily as a result of an increase in the average balance of loans receivable of $3,587,000 from $25,254,000 in 1995 to $28,841,000 in
1996. Income from investment securities decreased by $23,000 due to a reduction in the average rates received on the securities as some older higher paying investments have matured, and was partially offset by an increase in the average balance of those securities. Interest income from mortgage-backed securities increased by $25,000 as the average balance of mortgage-backed securities increased from $5,297,000 in 1995 to $5,645,000 in 1996. An increase in the average balance of daily interest-bearing assets and an increase in the yields earned on the interest-bearing assets, from 4.85% in 1995 to 4.96% in 1996, increased other interest income $60,000.

       Interest Expense. Interest expense on customer deposits increased $224,000, or 13.5%, from $1,649,000 for the year ended September 30, 1995 to $1,873,000 for the year ended September 30, 1996. The increase was due to the average rate paid on deposits increasing from 3.82% in 1995 to 4.36% in 1996. The increase in the average rate paid was partially offset by a decrease in the average balance of deposits of $138,000 from $43,113,000 for the year ended September 30, 1995 to $42,975,000 for the year ended September 30, 1996.

       Provision for Loan Losses. Provision for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management to adequately provide for estimated losses based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. The provision for loan losses was $3,000 for the year ended September 30, 1996. This is a decrease of $5,000 from the year ended September 30, 1995. There were no actual loan losses, net of recoveries, for the fiscal years ended September 30, 1995 and 1996.

       Noninterest Income. Noninterest income increased $57,000, or 27.5% from $208,000 for the fiscal year ended September 30, 1995 to $265,000 for the year ended September 30, 1996. The increase resulted primarily from gains on sales of investments of $77,000 in 1996 with no comparable gain in 1995, which were partially offset by decreased income of $6,000 from service charges and fees and other noninterest income. In 1995 a $38,000 patronage dividend was received from the data processor compared to a $27,000 premium on sale of assets received from the data center in 1996.

       Noninterest Expense. Noninterest expense increased $472,000, or 41.4% from $1,141,000 for the fiscal year ended September 30, 1995 to $1,613,000 for the year ended September 30, 1996. This increase resulted primarily from the one-time FDIC special assessment of $281,000. In addition, increases in compensation expense and employee benefits were $86,000 or 13.9%. This increase was primarily a result of the first full year of expense for the Employee Stock Ownership Plan which was $87,000 for the year ended September 30, 1996 compared to $17,000 for the year ended September 30, 1995. In addition, the MRDP was implemented in 1996 and resulted in additional expense of $58,000. Professional fees increased $45,000 from $18,000 for the year ended September 30, 1995 to $63,000 for the year ended September 30, 1996. Other expenses also increased $48,000. Corporate administrative, filing fees and printing expenses accounted for $23,000 of that increase. This was the first full year as a public company and resulted in additional expenses being incurred during the year ended September 30, 1996. Additional general operating expenses, including advertising and now account expenses, increased $13,000 and an adjustment in 1995 to lower the supervisory expense due to an over accrual, resulted in an $11,000 increase in expense for 1996.

       Income Taxes. Provision for income tax expense decreased $60,000, or 28.3% from $212,000 for the fiscal year ended September 30, 1995 to $152,000 for the year ended September 30, 1996 as a result of a deferred tax benefit of $104,000 relating to the one-time FDIC special assessment which was partially offset by higher taxable income.

Comparison of Operating Results for the Years Ended September 30, 1994 and
--------------------------------------------------------------------------
1995
----

       General. Net income before cumulative effect of change in accounting principle decreased $37,000, or 7.1% from $519,000 at September 30, 1994 to $482,000 at September 30, 1995. The decrease is partly attributable to the net effect of an increase in interest expense of $180,000 and an increase in interest income of $135,000, as the Association's rate paid on interest-bearing deposits increased more rapidly than the yield on interest-earning assets. The decrease was also caused by an increase in the provision for loan losses of $8,000, an increase in noninterest income of $23,000, an increase in noninterest expense of $76,000 and a decrease in income taxes of $69,000. Net income after cumulative effect of change in accounting principle increased $30,000, or 6.7% from $452,000 at September 30, 1994 to $482,000 at September
30, 1995. The Company's net interest margin decreased from 3.32% for the fiscal year ended September 30, 1994 to 3.23% for the fiscal year ended September 30, 1995.

       Net Interest Income. Net interest income decreased $45,000, or 2.7% from $1,680,000 at September 30, 1994 to $1,635,000 at September 30, 1995.
The decrease in net interest income resulted from an increase in interest expense of $180,000 and an increase in interest income of $135,000.

       Interest Income. Total interest income increased by $135,000, or 4.3% from $3,149,000 at September 30, 1994 to $3,284,000 at September 30, 1995.
Interest income from loans receivable increased $106,000 primarily due to an increase in the average balance of loans receivable from 1994 to 1995 of $2,127,000. Income from investment securities decreased by $49,000 mainly due to a decrease in the average balance of investment securities of $1,306,000 from 1994 to 1995. Interest income from mortgage-backed securities decreased by $69,000 as the average balance of mortgage-backed securities decreased from 1994 to 1995 by $751,000. Income from other interest-bearing assets increased by $147,000 due to an increase in the yields earned on the average balance from 3.05% in 1994 to 4.85% in 1995.

       Interest expense. Interest expense on customer deposits increased by $180,000, or 12.2% from $1,469,000 at September 30, 1994 to $1,649,000 at
September 30, 1995. This increase was due to the average rate paid on deposits increasing from 3.22% in 1994 to 3.82% in 1995. The increase in the average rate paid was partially offset by a decrease in the average balance of deposits of $2,506,000 from $45,619,000 at September 30, 1994 to $43,113,000 at September 30, 1995.

       Provision for Loan Losses. The provision for loan losses was $8,000 for the year ended September 30, 1995. This is an increase of $8,000 over the year ended September 30, 1994. There were no actual loan losses, net of recoveries, for the fiscal years ended September 30, 1994 and 1995. The increase in the provision for loan losses was due to a slight increase in non-performing assets of $28,000 from $61,000 at September 30, 1994 to $89,000 at September 30, 1995.

       Noninterest Income. Noninterest income increased by $23,000, or 12.3% from $185,000 at September 30, 1994 to $208,000 at September 30, 1995. The increase was primarily due to the receipt of a $38,000 patronage dividend from the Financial Information Trust, the Association's data processing center. This was partially offset by a $11,000 decrease in bank service charges and fees.

       Noninterest Expense. Noninterest expense increased $76,000, or 7.1% from $1,065,000 at September 30, 1994 to $1,141,000 at September 30, 1995.
Compensation and employee benefits increased $100,000, or 19.4%. Of this increase, $19,000 related to a increase in deferred compensation and $17,000 was attributable to the Employee Stock Ownership Plan. This plan was established in conjunction with the stock conversion. The remaining increase in compensation resulted from annual increases in employee and director compensation. The increase in compensation and employee benefits was partially offset by a decrease in other noninterest expense of $30,000. This decrease was mainly due to a decrease of $32,000 in officer life insurance on policies owned by the Association on which there was an increase in the cash surrender value of the policies.

       Income Taxes. Income taxes decreased $69,000, or 24.3% from $281,000 at September 30, 1994 to $212,000 at September 30, 1995 as a result of lower taxable income.

       Cumulative Effect of a Change in Accounting for Income Taxes.
Effective October 1, 1993, the Association adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach of providing for deferred income taxes. The cumulative effect of this accounting change on fiscal years prior to September 1994 amounted to $67,000 and is reflected as a decrease to net income in the year ended September 30, 1994.

Financial Condition
-------------------

       General. During the year ended September 30, 1996, the Association concentrated on its principal business of attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties.

       Deposits are attracted from within the Association's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawals ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

       The principal lending activity of the Association is the origination of conventional mortgage loans. The Association has emphasized the origination of ARM loan products in order to increase the interest rate sensitivity of its loan portfolio.

       Total Assets. Total assets increased by $3,050,000, or 5.2% from $58,757,000 at September 30, 1995 to $61,807,000 at September 30, 1996. The
Association had short term deposits of $2.5 million at September 30, 1995 and $6 million at September 30, 1996. If these short term deposits were removed, total assets would actually have decreased about $450,000.

       Cash and Cash Equivalents. Cash and cash equivalents decreased by $1,387,000, or 13.5% to $8,853,000 at September 30, 1996 from $10,240,000 at
September 30, 1995. This decrease was primarily a result of the use of funds to implement the Company's stock repurchase program.

       Certificates of Deposit. Certificates of deposit purchased as investments totaled $2,598,000 at September 30, 1996, an increase of $656,000 from $1,942,000 at September 30, 1995.

       Investment Securities. Investment securities decreased by $713,000, or 5.4%, from $13,192,000 at September 30, 1995 to $12,479,000 at September 30,
1996. The decrease was primarily due to these securities being called or maturing.

       Mortgage-backed Securities. Mortgage-backed securities decreased by $529,000, or 9.0%, from $5,871,000 at September 30, 1995 to $5,342,000 at
September 30, 1996. The decrease was due to the receipt of principal payments on those securities.

       Loans Receivable. The balance of net loans increased $5,117,000, or 19.7%, to $31,050,000 at September 30, 1996 from $25,933,000 at September 30,
1995. The increase in loans was primarily the result of increases in one-to-four family residential real estate loans which are adjustable rate and fixed rate mortgages that were funded from funds on hand.

       Deposits. Deposits increased $4,356,000, or 9.9%, to $48,444,000 at September 30, 1996 compared to $44,088,000 at September 30, 1995. However, the increase was the result of $6 million in short term deposits that were withdrawn in October 1996 compared to $2.5 million in short term deposits that were withdrawn in October 1995. Excluding the short term deposits, deposits actually increased $856,000.

       Stockholders' Equity. Stockholders' equity decreased $1,550,000, or 11.3%, from $13,729,000 at September 30, 1995 to $12,179,000 at September 30,
1996, primarily as a result of the stock repurchase program where 128,732 shares of the Company's stock has been repurchased at a total cost of $1,676,000.

Yields Earned and Rates Paid
----------------------------

       The earnings of the Association depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative size of the Association's interest-earning assets and interest-bearing liability portfolios.

       The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of month-end balances during such year.

                                           10
PAGE

                                                  Years ended September 30,
                ------------------------------------------------------------------------------------------
                             1994                            1995                           1996
                ------------------------------  -----------------------------    -------------------------
                Average    Interest & Yield/  Average    Interest &  Yield/  Average    Interest &  Yield/
                Balance(2) Dividends  Cost    Balance(2) Dividends   Cost    Balance(2) Dividends   Cost
                ---------- ---------  ------  ---------- ---------   ------  ---------- ---------   -----
                                                 (Dollars in Thousands)
Interest-earning
 assets:
Loans
 receivable(1)    $23,127   $1,606    6.94%   $25,254      $1,712    6.78%   $28,841     $2,069     7.17%
Investment
 securities        13,389      830    6.20     12,083         781    6.46     12,593        758     6.02
Mortgage-backed
 and related
 securities         6,048      469    7.75      5,297         400    7.55      5,645        425     7.53
Daily interest-
 bearing assets     8,001      244    3.05      8,057         391    4.85      9,089        451     4.96
                  -------   ------            -------      ------            -------     ------
   Total interest-
    earning asset  50,565    3,149    6.23     50,691       3,284    6.48     56,168      3,703     6.59

Noninterest-earning
 assets:
 Office properties
   and equipment,
   net                969                         961                            897
 Other noninterest-
  earning assets      898                       1,066                            542
                  -------                     -------                        -------
   Total assets   $52,432                     $52,718                        $57,607
                  =======                     =======                        =======
Interest-earning
 liabilities:
 Passbook savings
  accounts          8,335      231    2.77      6,912         195    2.82      5,815        163     2.80
 Demand and NOW
  accounts          6,945      157    2.26      6,880         151    2.19      6,188        141     2.28
 Money market
  accounts          4,429      107    2.42      3,415          96    2.81      3,095        100     3.23
 Certificates of
  deposit          25,910      975    3.76     25,906       1,207    4.66     27,877      1,469     5.27
                   ------   ------            -------      ------             ------     ------
   Total deposits  45,619    1,470    3.22     43,113       1,649    3.82     42,975      1,873     4.36

Noninterest-bearing
 liabilities:
  Noninterest-
   bearing
   deposits           221                         219                            245
  Other
   liabilities        766                         735                            943
                   ------                      ------                         ------
  Total
   liabilities     46,606                      44,067                         44,163
Stockholders'
  equity            5,826                       8,651                         13,444
                   ------                      ------                        -------
  Total
    liabilities
    and
    stockholders'
    equity        $52,432                     $52,718                        $57,607
                  =======                      ======                        =======

Net interest
 income                     $1,679                         $1,635                        $1,830
                            ======                         ======                        ======
Interest rate
  spread                              3.01                           2.66                           2.23

Net interest
  margin                              3.32                           3.23                           3.26

Ratio of average
 interest-earning
 assets to average
 interest-
 bearing              111%                        118%                           131%
 liabilities
-----------------
(1) Average balances include nonaccrual loans and loans 90 days or more past due.
(2) Average balances for a period have been calculated using the average of month-end balances during such period.
                                                          11

PAGE

     The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                                    At
                                    Years Ended September 30,    September 30,
                                    -------------------------    -------------
                                     1994       1995       1996      1996
                                     ----       ----       ----      ----
Weighted average yield
 on loan portfolio                   6.94 %     6.78 %     7.17 %     7.20%
Weighted average yield on
 mortgage-backed and related
 securities......................    7.75       7.55       7.53       7.48
Weighted average yield on
 investment securities...........    6.20       6.46       6.02       5.09
Weighted average yield on
 interest-bearing deposits.......    3.05       4.85       4.96       4.53
Weighted average yield on all
 interest-earning assets.........    6.23       6.48       6.59       6.44
Weighted average rate paid on
   total deposits................    3.22       3.82       4.36       4.14
Weighted average rate paid on
 all interest-bearing
 liabilities.....................    3.22       3.82       4.36       4.14
Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities)....................    3.01       2.66       2.23       2.30
Net interest margin (net interest
 income as a percentage of average
   interest-earning assets)......    3.32       3.23       3.26        N/A

                                           12
PAGE

The following table sets forth the effects of changing rates and volumes on net interest (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                 Years Ended September 30,
                      -------------------------------------------------------
                       1995 Compared to 1994      1996 Compared to 1995
                      Increase (Decrease) Due to  Increase (Decrease) Due to
                      --------------------------  ---------------------------
                                   Rate/                        Rate/
                      Rate Volume Volume Net       Rate Volume Volume Net
                      ---- ------ ----- ---        ---- ------ -----  ---
Interest-earning
 assets:
  Loans receivable(1)  $(38) $148  $(4) $ 106       $99  $244   $14   $357
  Investment securities  35   (81)  (3)   (49)      (54)   33    (2)   (23)
  Mortgage-backed and
   related securities   (12)  (59)   2    (69)       (1)   26     --    25
  Daily interest-
   bearing deposits     144     2    1     147         9   50     1     60
                       ----  ----  ---   -----      ----  ----   ---   ----
Total net change in
  income on interest
  -bearing assets       129    10   (4)    135        53  353     13    419

Interest-bearing
 liabilities:
  Interest-bearing
   deposits             276   (81) (15)    180       231   (6)    (1)  224
                       ----  ----  ---   -----      ----  ----    ---  ----
Net change in net
 interest income    $  (147) $ 91 $ 11   $ (45)   $(178) $359    $14  $195
                    ============================  =========================
----------------
(1) For purposes of calculating volume, rate, and rate/volume variances, nonaccrual loans were included in the weighted-average balance outstanding.

                                           13
PAGE

Liquidity and Capital Resources
-------------------------------

       The Association's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association also has the ability to use advances from the Federal Home Loan Bank of Des Moines to supplement its supply of funds.

       The primary investing activity of the Association is the origination of loans and purchasing of investment securities and mortgage-backed securities. Loan originations in excess of repayments totaled $5,121,000 and a decrease in investment securities and mortgage-backed securities totaled $1,241,000 during the year ended September 30, 1996. These activities were primarily funded by cash on hand and maturing investments.

       The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial 1994, 1995, and 1996 the Association used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At September 30, 1996, the Association had loan commitments of $167,000.

       At September 30, 1996, savings certificates amounted to $33,565,000, or 69.3%, of the Association's total deposits, including $26,616,000 which were scheduled to mature by September 30, 1997. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management of the Association believes it has adequate resources to fund all loan commitments by savings deposits and FHLB-Des Moines advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

       The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Association's average liquidity ratios were 39.5%, 48.4% and 40.5% during the years ended September 30, 1994, 1995 and 1996, respectively. The Association's average short-term liquidity ratios for the same periods were 12.5%, 26.8%, and 19.6%, respectively. The Association's actual short- and long-term liquidity ratios at September 30, 1996 were 21.9% and 14.0%. The Association consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

       The Association is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 1996, the Association was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 13.8%, 13.8% and 38.5%, respectively. See Note 13 of the Notes to Consolidated Financial Statements.

                   Effect of Inflation and Changing Prices
                   ---------------------------------------

       The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standard
---------------------------------

       See Note 1 of the Notes to the Consolidated Financial Statements.

Kirkpatrick, Phillips & Miller
Certified Public Accountants

A Professional Corporation

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Stockholders
NS&L Bancorp, Inc. and Subsidiary
Neosho, Missouri

We have audited the accompanying consolidated statements of financial condition of NS&L Bancorp, Inc. and Subsidiary as of September 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NS&L Bancorp, Inc. and Subsidiary as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                    /s/ Kirkpatrick, Phillips & Miller

                                    KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.

October 30, 1996
Springfield, Missouri

2203 East Sunshine, Springfield, Missouri 65804  417-882-4300 FAX 417-882-9418
1756 Bee Creek Rd., Suite D, Branson, Missouri 65616  417-334-2987  FAX 417-
336-3403

                        NS&L BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 - - - - - - - - - - - - - - - - - - - - - - -
                          September 30, 1995 and 1996


                                                   1995            1996
    ASSETS                                         ----            ----
    ------
Cash and cash equivalents, including
  interest-bearing accounts of $9,747,854
  in 1995 and $8,202,356 in 1996              $ 10,240,339    $  8,853,273
Certificates of deposit                          1,942,000       2,597,553
Investment securities available-for-sale,
  at fair value (Notes 1 and 2)                         -          925,138
Investment securities held-to-maturity
  (estimated market value of $13,258,940
  in 1995 and $11,480,181 in 1996)
  (Notes 1 and 2)                               13,191,661      11,554,177
Mortgage-backed securities held-to-maturity
  (estimated market value of $6,103,873
  in 1995 and $5,448,035 in 1996)
  (Notes 1 and 3)                                5,870,462       5,341,911
Loans receivable, net (Notes 1 and 4 )          25,932,920      31,051,211
Accrued interest receivable (Note 5)               435,764         391,261
Property and equipment,
  less accumulated depreciation
  (Notes 1 and 6)                                  927,652         868,144
Income taxes receivable (Note 7)                    65,307              -
Other assets                                       151,565         224,771
                                              ------------    ------------
    Total assets                              $ 58,757,670    $ 61,807,439
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits (Note 8)                    $ 44,087,606    $ 48,443,533
Advances from borrowers
  for taxes and insurance                          309,514         314,471
Income taxes payable - current (Note 7)                 -           21,519
Deferred income taxes (Notes 1 and 7)              392,607         291,007
Other liabilities                                  238,827         558,346
                                              ------------    ------------
    Total liabilities                           45,028,554      49,628,876
                                              ============    ============
Commitments and Contingencies (Note 11)                 -               -

Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued                        -               -

Common stock, $.01 par value; 8,000,000
  shares authorized, issued 856,449 in 1995
  and 887,814 in 1996 outstanding 856,449
  in 1995 and 759,082 in 1996                        8,564           8,878
Paid-in capital                                  7,989,521       8,415,931
Retained earnings - substantially
  restricted (Notes 13 and 14)                   6,402,231       6,363,058
Treasury stock, at cost-128,732 shares
  in 1996                                               -       (1,675,943)
Unearned compensation (Note 9)                    (671,200)       (952,706)
Unrealized gain on securities available-
  for-sale, net of applicable deferred
  income taxes                                          -           19,345
    Total stockholders' equity                  13,729,116      12,178,563
    Total liabilities and stockholders'       ------------    ------------
     equity                                   $ 58,757,670    $ 61,807,439
                                              ============    ============

                    The accompanying notes are an integral part of the
                           consolidated financial statements

                                           17
PAGE

                             NS&L BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF INCOME
                             - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996

                                   1994            1995             1996
                                   ----            ----             ----
Interest Income:
  Loans receivable             $ 1,606,092     $ 1,712,227     $ 2,069,138
  Investment securities            830,426         780,772         757,481
  Mortgage-backed and
    related securities             469,077         399,595         425,189
  Other interest-earning
    assets                         243,443         391,569         450,831
                               -----------     -----------     -----------
      Total interest income      3,149,038       3,284,163       3,702,639
                               -----------     -----------     -----------
Interest Expense:
  Customer deposits (Note 8)     1,469,594       1,649,491       1,872,658
                               -----------     -----------     -----------
      Net interest income        1,679,444       1,634,672       1,829,981
Provision for  Loan Losses              -            7,740           3,201
      Net interest income      -----------     -----------     -----------
        after provision for
        loan losses              1,679,444       1,626,932       1,826,780
Noninterest Income:            -----------     -----------     -----------
  Gain on sale of investment
    securities                          -               -           77,137
  Gain on sale of loans                 -            1,409              -
  Banking service charges
    and fees                       163,295         151,924         146,326
  Loan late charges                  8,389           7,750           7,350
  Other                             13,462          46,882          34,331
      Total noninterest        -----------     -----------     -----------
        income                     185,146         207,965         265,144
Noninterest Expense:           -----------     -----------     -----------
  Compensation and
    employee benefits
    (Note 9)                       515,982         616,399         702,127
  Occupancy and equipment          127,601         138,913         142,152
  Deposit insurance premium        106,045         100,833         383,628
  Data processing                   87,204          90,322          83,871
  Printing, postage,
    stationery and supplies         50,667          46,897          60,551
  Professional fees                 14,190          17,663          63,291
  Other                            163,666         130,337         177,749
      Total noninterest         ----------      ----------      ----------
        expense                  1,065,355       1,141,364       1,613,369
      Income before taxes and   ----------      ----------      ----------
       cumulative effect of
       change in accounting
       principle                   799,235         693,533         478,555
  Income Taxes (Note 7)            280,352         211,726         151,623
      Income before cumulative  ----------      ----------      ----------
        effect of change
        in accounting principle    518,883         481,807         326,932
  Cumulative effect of change
    in accounting principle
    (Note 1)                       (67,310)             -               -
                               -----------     -----------     -----------
Net income                     $   451,573     $   481,807     $   326,932
                               ===========     ===========     ===========
Earnings per share (Note 1)           *        $       .61     $       .42
                                               ===========     ===========
*  Operating as a mutual


                     The accompanying notes are an integral part of the
                            consolidated financial statements

PAGE

                                  NS&L BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           - - - - - - - - - - - - - - - - - - - - - - - -
                           Years Ended September 30, 1994, 1995 and 1996

                     Common
                     Stock                                                         Unrealized    Total
                ----------------    Paid-in    Retained  Treasury      Unearned      Gain on   Stockholders'
                Shares    Amount    Capital    Earnings    Stock    Compensation    Securities    Equity
                ------    ------    -------    --------  --------   -------------   ----------    ------
Balances at
 September
 30, 1993           -    $   -   $      -   $5,554,496  $        -    $       -    $    -      $ 5,554,496
   Net income       -        -          -      451,573           -            -         -          451,573
               -------   ------  ---------  ----------  -----------   ----------   -------     -----------
Balances at
 September
 30, 1994           -        -          -    6,006,069           -            -         -        6,006,069
   Net income       -        -          -      481,807           -            -         -          481,807
   Net proceeds
    from sale
    of common
    common
    stock
    (Note 14)  856,449    8,564  7,986,040          -            -            -         -        7,994,604
   Common
    stock
    acquired
    by ESOP
    (Note 9)        -        -          -           -            -      (685,160)       -         (685,160)
   Dividends
   ($.10 per
    share)          -        -          -      (85,645)          -            -         -          (85,645)
   Release of
    ESOP
    shares
    (Note 9)        -        -       3,481          -            -         13,960       -           17,441
              --------   ------  ---------  ----------   ----------   -----------   ------    ------------
Balances at
 September
 30, 1995      856,449    8,564  7,989,521   6,402,231           -      (671,200)       -       13,729,116
   Net
    income          -        -          -      326,932           -            -         -          326,932
   Net
    proceeds
    from
    issuance
    of common
    stock       31,365      314    407,431          -                         -         -          407,745
   Common
    stock
    acquired
    by MRDP
    (Note 9)        -        -          -           -            -      (407,745)       -         (407,745)
   Dividends
    ($.475
    per share)      -        -          -     (366,105)          -            -         -         (366,105)
   Purchase of
    treasury
    stock
    at cost   (128,732)      -          -           -    (1,675,943)          -         -       (1,675,943)
   Vesting of
    MRDP
    stock
    (Note 9)        -        -          -           -            -        57,764        -           57,764
   Release of
    ESOP shares
    (Note 9)        -        -      18,979          -            -        68,475        -           87,454
   Net change in
    unrealized
    loss on
    securities
    available-
    for-sale,
    net of
    applicable
    deferred
    income
    taxes           -        -          -           -            -            -     19,345          19,345
               -------  ------- ----------  ----------  ------------  ----------   --------    -----------
Balances at
 September
 30, 1996     759,082   $8,878  $8,415,931  $6,363,058  $(1,675,943)  $(952,706)   $19,345     $12,178,563
              =======   ======  ==========  ==========  ============  ==========   =======     ===========


The accompanying notes are an integral part of the consolidated financial statements 19

                                                          19

PAGE

                             NS&L BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996

                                               1994        1995       1996
                                               ----        ----       ----

Cash flows from operating activities:
  Net income                            $   451,573 $    481,807  $    326,932
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
      Depreciation                           75,924       82,077        82,887
      Premiums and discounts on
        mortgage-backed securities
        and investment securities          (177,666)    (116,115)    (107,509)
      Loss on loans, net of recoveries           -         7,740        3,201
      Gain on sale of investment
        securities                               -            -       (77,137)
      Gain on sale of loans                      -        (1,409)          -
      Gain on sale of equipment                  -          (300)          -
      Income reinvested on
        Federal Home Loan Bank stock             -            -        (8,300)
      Vesting of MRDP shares                     -            -        57,764
      Release of ESOP shares                     -        17,441       87,454
      Net change in operating accounts:
        Accrued interest receivable          30,863      (53,423)      44,503
        Other assets                         (6,217)     (86,585)     (73,206)
        Other liabilities                    (2,362)      72,956      310,279
        Income taxes payable - deferred      83,030        1,865     (112,961)
        Income taxes payable - current      (33,754)     (86,089)      86,826
          Net cash from operating        ----------   ----------   ----------
            activities                      421,391      319,965      620,733
                                         ----------   ----------   ----------
Cash flows from investing activities:
  Purchase of investment securities
    held-for-investment or held-to-
    maturity                             (2,441,146)  (3,000,000)  (4,846,991)
  Proceeds from maturities of
    investment securities held-for-
    investment or held-to-maturity        4,849,750    2,065,000    6,578,000
  Purchase of investment securities
    available-for-sale                           -            -    (4,163,255)
  Proceeds from maturities of investment
    securities available-for-sale                -            -     2,900,000
  Net change in certificates of
    deposit                              (1,020,000)   1,055,000     (655,553)
  Proceeds from sales of investment
    securities available-for-sale                -            -       446,017
  Net change in loans receivable         (2,698,082)  (1,197,552)  (5,121,492)
  Purchase of mortgage-backed and
    related securities held-to-maturity          -      (949,794)    (370,372)
  Proceeds from principal payments and
    maturities of mortgage-backed
    securities held-for-investment
    or held-to-maturity                   1,741,972      583,565      921,150
  Purchases of property and equipment       (89,476)     (10,805)     (23,379)
  Proceeds from sale of loans                    -       130,819           -
  Proceeds from sale of equipment                -           300           -
                                        -----------  -----------  -----------
        Net cash from (used in)
          investing activities          $   343,018  $(1,323,467) $(4,335,875)
                                        -----------  -----------  -----------

                             NS&L BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996

                                               1994        1995       1996
                                               ----        ----       ----

Cash flows from financing activities:
  Net change in demand deposits,
    savings accounts, and
    certificates of deposit            $(2,450,490) $  (108,807)  $ 4,355,927
  Proceeds from sale of common stock            -     7,309,444            -
  Cash dividends paid                           -            -       (356,865)
  Purchase of treasury stock                    -            -     (1,675,943)
  Net increase in mortgage
    escrow funds                             3,620        8,427         4,957
        Net cash from (used in)        -----------   ----------   -----------
          financing activities          (2,446,870)   7,209,064     2,328,076
                                       -----------   ----------   -----------

Net increase (decrease) in cash
  and cash equivalents                  (1,682,461)   6,205,562    (1,387,066)

Cash and cash equivalents -
  beginning of year                      5,717,238    4,034,777    10,240,339
Cash and cash equivalents -            -----------  -----------   -----------
  end of year                          $ 4,034,777  $10,240,339   $ 8,853,273
                                       ===========  ===========   ===========

Supplemental disclosures of
  cash flow information:

    Cash paid during the year for:
      Interest on deposits             $ 1,483,121  $ 1,642,348   $ 1,868,691
      Income taxes                         298,386      295,951       231,291

Supplemental schedule of
  non-cash investing and
  financing activities:

  Dividends declared September 22,
    1995, payable October 31, 1995     $        -   $    85,645   $        -
  Dividends declared September 20,
    1996, payable October 31, 1996              -            -         94,885






                     The accompanying notes are an integral part of the
                            consolidated financial statements

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      NS&L Bancorp, Inc. (the "Company") is a Missouri corporation that was organized in February 1995 for the purpose of becoming a unitary savings and loan holding company for Neosho Savings and Loan Association, F.A. (the "Association"). On February 22, 1995, the Association's Board of Directors approved a plan of conversion pursuant to which the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association wholly owned by the Company. On June 7, 1995, the Company completed its Subscription and Community Offering and acquired the capital stock of the Association with a portion of the proceeds (Note 14).

      To assist the reader in evaluating the financial statements of NS&L
          Bancorp, Inc. and Subsidiary, the significant accounting policies are summarized below.


      Use of estimates - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

          While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodicallly review the Association's allowances for loan losses and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

      Principles of consolidation - The accompanying consolidated financial statements include the accounts of NS&L Bancorp, Inc. and its wholly-owned subsidiary, the Association, and NS&L Enterprises, a wholly-owned subsidiary of the Association. In consolidation, all significant intercompany balances and transactions have been eliminated.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
      --------------------------------------------------------

      Consolidated statements of cash flows - For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions which are unrestricted as to withdrawal or use. Cash equivalents include highly-liquid instruments with an original maturity of three months or less.

      Investment securities and mortgage-backed securities - During the year ended September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which established three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

          All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity. Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity. At September 30, 1995 and 1996, the Company had no securities designated as trading securities.

          Investment in stock of the Federal Home Loan Bank is required by law of every federally-insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has been at par value.

          The Association, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Association is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $420,600 at September 30, 1996.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
      --------------------------------------------------------

      Loans receivable - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is recognized on an accrual basis.

          Non-performing loans are placed on a nonaccrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due 90 days or more, except when the loan is well secured and in the process of collection. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection.
          Cash collections subsequently received are applied against outstanding principal until the loan is considered fully collectible, after which cash collections are recognized as interest income. As of September 30, 1996, the Company had no loans which were impaired.

      Property, equipment and related depreciation - Property and equipment have been stated at cost. Depreciation has been principally computed by applying the following methods and estimated lives:

          Category                 Estimated Life        Method
          --------                 --------------        ------

      Office furniture,                               Straight-line and
       fixtures and equipment        3-10 Years        declining-balance
      Buildings and lease-                            Straight-line and
       hold improvements            15-40 Years        declining-balance

      Income taxes - The Company files a consolidated federal income tax return with its wholly-owned subsidiary. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

          Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for deferred income taxes. The cumulative effect of this change was to decrease net income for the year ended September 30, 1994 by $67,310. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                        Years Ended September 30, 1994, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
      --------------------------------------------------------

      Allowance for loan losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries, if any. Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experiences, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Foreclosed real estate - Real estate acquired in settlement of loans is carried at the lower of the balance of the related loan at the time of foreclosure or fair value less the estimated costs to sell the asset.

      Loan origination fees - Loan fees received are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid off or sold, the unamortized balance of these deferred fees and costs are recognized in income.

      Advertising Costs - The Company expenses non-direct response advertising costs as they are incurred.

      Earnings per share - Pro forma earnings per share for the year ended
          September 30, 1995 is determined by dividing income for the year by the weighted average number of common and common equivalent shares as if the Company's conversion occurred on October 1, 1994. Employee Stock Ownership Plan ("ESOP") shares not committed to be released are not considered outstanding for purposes of calculating earnings per share due to the Company's adoption of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" (see Note 9). The weighted average number of shares used in the computation of earnings per share was 788,482 in 1995 and 783,969 in 1996. There is no material difference between primary and fully diluted earnings per share. Pro forma earnings per share for prior periods is not considered meaningful as the Company did not complete its conversion from the mutual to stock form of ownership until June 1995.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       - - - - - - - - - - - - - - - - - - - - -
                      Years Ended September 30, 1994, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
      --------------------------------------------------------

      New accounting standards - In March 1995, the Financial Accounting
          Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and is effective for years beginning after December 15, 1995. This statement generally requires disclosures for long-lived impaired assets and long-lived impaired assets to be disposed of. The impact of the adoption of the new accounting standard on the Company's consolidated financial statements is not expected to be material.

          In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". The statement requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. Adoption of this statement will be required by the Company during the year ending September 30, 1997. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

          The Corporation records compensation expense for all stock-based compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. Upon adoption, companies are also required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The Company has not determined the impact of adopting SFAS No. 123 on the Company's consolidated financial statements.

          In June 1996, FASB issued SFAS No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 applies to transfers occurring after December 31, 1996 and will be applied prospectively. The Company has not completed its assessment of the impact of adopting Statement No. 125.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(2)   INVESTMENT SECURITIES
      ---------------------

      As discussed in Note (1), during the year ended September 30, 1995, the Company adopted SFAS No. 115. The carrying amounts of investment securities as shown in the consolidated balance sheets, and their approximate market values were as follows:

      A summary of investment securities held-to-maturity at September 30, 1995 is as follows:

                                      Gross Unrealized        Estimated
                  Amortized         -------------------          Fair
                  Cost              Gains        Losses          Value
                  ---------         -----        ------       ---------

U.S. Treasury
 securities and
 obligations of
 U.S. government
 corporations
 and agencies    $11,999,976      $ 134,758    $(87,469)     $12,047,265
Obligations of
 states and
 political
 subdivisions        779,385         20,575        (585)         799,375
Stock in Federal
 Home Loan
 Bank, at cost       412,300             -           -           412,300
                 -----------      ---------    --------      -----------
   Total         $13,191,661      $ 155,333    $(88,054)     $13,258,940
                 ===========      =========    ========      ===========

      A summary of investment securities available-for-sale at September 30, 1996 is as follows:

                                      Gross Unrealized        Estimated
                  Amortized         -------------------          Fair
                  Cost              Gains        Losses          Value
                  ---------         -----        ------       ---------

United States
 Government and
 Federal
 Agencies
 obligations     $   499,432      $      -     $ (3,982)     $   495,450
Common stock         395,000         35,938      (1,250)         429,688
                 -----------      ---------    --------      -----------
   Total         $   894,432      $  35,938    $ (5,232)     $   925,138
                 ===========      =========    ========      ===========

      The amortized cost and estimated market value of debt securities available-for-sale at September 30, 1996 are summarized below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized         Estimated
                                              Cost            Fair Value
                                            ---------         ----------

   Due in one year or less                  $     -            $     -
   Due after one year through five years          -                  -
   Due after five years through ten years    499,432            495,450
   Due after ten years                            -                  -
                                            --------           --------
      Total                                 $499,432           $495,450
                                            ========           ========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(2)   INVESTMENT SECURITIES - (CONTINUED)
      -----------------------------------

      Proceeds from the sales of common stock held as available-for-sale during the year ended September 30, 1996 were $446,017. A gain of $77,137 was recognized on these sales.

      A summary of the investment securities held-to-maturity at September 30, 1996 is as follows:

                                      Gross Unrealized        Estimated
                  Amortized         -------------------          Fair
                  Cost              Gains        Losses          Value
                  ---------         -----        ------       ---------

U.S. Treasury
 securities and
 obligations of
 U.S. government
 corporations
 and agencies    $10,174,079      $  95,006    $(184,629)     $10,084,456
Obligations of
 states and
 political
 subdivisions        959,498         15,627           -           975,125
Stock in Federal
 Home Loan
 Bank, at cost       420,600             -            -           420,600
                 -----------      ---------    ---------      -----------
     Total       $11,554,177      $ 110,633    $(184,629)     $11,480,181
                 ===========      =========    =========      ===========

      The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized         Estimated
                                              Cost            Fair Value
                                            ---------         ----------

   Due in one year or less                $   125,000        $   125,000
   Due after one year through five years    8,141,049          8,043,812
   Due after five years through ten years   1,760,550          1,714,089
   Due after ten years                      1,106,978          1,176,680
                                          -----------        -----------
       Total                              $11,133,577        $11,059,581
                                          ===========        ===========

      The book value of securities pledged as collateral was $1,770,201 at September 30, 1995 and $5,620,849 at September 30, 1996.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(3)   MORTGAGE-BACKED SECURITIES
      --------------------------

      As discussed in Note (1), during the year ended September 30, 1995, the Company adopted SFAS No. 115. The carrying values and estimated market values of mortgage-backed securities are summarized below:

                                     September 30, 1995
                  ----------------------------------------------------------
                      Principal     Unamortized      Unearned       Carrying
                      Balance        Premiums        Discounts       Value
                      ---------     -----------      ---------      --------

GNMA Certificates    $  984,615     $    -          $     5,562    $  979,053
FHLMC Certificates    1,804,983           222           105,620     1,699,585
FNMA Certificates     3,201,735         7,139            17,050     3,191,824
                     ----------     ---------       -----------    ----------
                     $5,991,333     $   7,361       $   128,232    $5,870,462
                     ==========     =========       ===========    ==========

                                      Gross            Gross        Estimated
                      Carrying      Unrealized       Unrealized      Market
                       Value          Gains            Losses        Value
                      --------      ----------       ----------     ---------

GNMA Certificates    $  979,053     $  20,282       $       -      $  999,335
FHLMC Certificates    1,699,585       143,184            4,971      1,837,798
FNMA Certificates     3,191,824        74,916               -       3,266,740
                     ----------     ---------       ----------     ----------
                     $5,870,462     $ 238,382       $    4,971     $6,103,873
                     ==========     =========       ==========     ==========

                                     September 30, 1996
                  ----------------------------------------------------------
                      Principal     Unamortized      Unearned       Carrying
                      Balance        Premiums        Discounts       Value
                      ---------     -----------      ---------      --------

GNMA Certificates    $  892,353     $      -        $    4,960     $  887,393
FHLMC Certificates    1,449,916           153           85,607      1,364,462
FNMA Certificates     3,099,098         6,089           15,131      3,090,056
                     ----------     ---------       ----------     ----------
                     $5,441,367     $   6,242       $  105,698     $5,341,911
                     ==========     =========       ==========     ==========

                                      Gross            Gross        Estimated
                      Carrying      Unrealized       Unrealized      Market
                       Value          Gains            Losses        Value
                      --------      ----------       ----------     ---------

GNMA Certificates    $  887,393     $   9,115       $    1,125     $  895,383
FHLMC Certificates    1,364,462       103,845            6,419      1,461,888
FNMA Certificates     3,090,056        19,785           19,077      3,090,764
                     ----------     ---------       ----------     ----------
                     $5,341,911     $ 132,745       $   26,621     $5,448,035
                     ==========     =========       ==========     ==========

      The mortgage-backed securities presented above are non-equity securities. Management does not believe there is substantial risk associated with these securities.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996



(4)   LOANS RECEIVABLE
      ----------------

      Loans receivable consist of the following:
                                                          September 30,
                                                 ----------------------------
                                                     1995            1996
                                                     ----            ----
      Mortgage loans:
        One-to-four dwelling units              $ 23,512,712     $ 28,571,218
        Commercial                                   177,811           76,576
        Construction                                 603,600          486,356
                                                ------------     ------------
            Total mortgage loans                  24,294,123       29,134,150
                                                ------------     ------------
      Other loans:
        Home equity                                1,066,755        1,054,357
        Loans on deposits                            403,405          471,223
        Education                                      1,750           15,643
        Automobile                                   492,323          679,895
        Unsecured                                         -             3,775
                                                ------------      -----------
            Total other loans                      1,964,233        2,224,893
                                                ------------      -----------
      Less:
        Undisbursed portion of loans in process      267,070          224,602
        Net deferred loan origination fees            19,975           41,638
        Allowance for loan losses                     38,391           41,592
                                                ------------     ------------
            Net loans receivable                $ 25,932,920     $ 31,051,211
                                                ============     ============

      During November 1994, the Association designated its education loans as held-for-sale. These loans are stated at the lower of cost or market.

      Activity in the allowance for loan losses is summarized as follows:


                                     Years Ended September 30,
                              -------------------------------------------
                                1994              1995             1996
                                ----              ----             ----

      Beginning balance       $ 30,651          $ 30,651         $ 38,391
      Provision charged
        to income                   -              7,740            3,201
                              --------          --------         --------
          Ending balance      $ 30,651          $ 38,391         $ 41,592
                              ========          ========         ========

      The Association primarily grants residential loans to customers throughout southwest Missouri. The loans are typically secured by real estate.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                      Years Ended September 30, 1994, 1995 and 1996


(5)   ACCRUED INTEREST RECEIVABLE
      ---------------------------

      Accrued interest receivable is summarized as follows:

                                                 September 30,
                                          --------------------------
                                             1995              1996
                                             ----              ----

      Investment securities               $ 271,428        $ 197,345
      Mortgage-backed securities             44,256           40,604
      Loans receivable                      120,080          153,312
                                          ---------        ---------
                                          $ 435,764        $ 391,261
                                          =========        =========


(6)   PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment consists of the following:

                                       September 30, 1995
                         ---------------------------------------------
                                              Accum.
      Category               Cost             Deprec.           Net
      --------               ----             -------           ---

      Land               $   95,350         $      -         $  95,350
      Buildings           1,096,962           415,460          681,502
      Office furniture,
        fixtures and
        equipment           408,405           257,605          150,800
                         ----------         ---------        ---------
                         $1,600,717         $ 673,065        $ 927,652
                         ==========         =========        =========

                                       September 30, 1996
                         ---------------------------------------------
                                              Accum.
      Category               Cost             Deprec.           Net
      --------               ----             -------           ---

      Land               $   95,350         $      -         $  95,350
      Buildings           1,107,552           458,061          649,491
      Office furniture,
        fixtures and
        equipment           421,194           297,891          123,303
                         ----------         ---------       ----------
                         $1,624,096         $ 755,952       $  868,144
                         ==========         =========       ==========


      Depreciation charged to operations for the years ended September 30, 1994, 1995 and 1996 was $75,924, $82,077, and $82,887.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(7)   INCOME TAXES
      ------------

      The provision for income tax expense is as follows:

                                               Years Ended September 30,
                                        -------------------------------------
                                           1994           1995         1996
                                           ----           ----         ----

      Current                           $ 264,632      $ 209,861    $ 264,584
      Deferred                             15,720          1,865     (112,961)
                                        ---------      ---------    ---------
         Total                          $ 280,352      $ 211,726    $ 151,623
                                        =========      =========    =========

      The provision for income taxes differs from that computed at the statutory corporate rate of 34% as follows:

                                               Years Ended September 30,
                                        -------------------------------------
                                           1994           1995         1996
                                           ----           ----         ----

      Tax at statutory rate             $ 271,740      $ 235,801    $ 162,709
      Increase (decrease) in taxes
        resulting from:
          State taxes, net of federal
            benefit                        20,867          1,342       27,736
          Non-deductible expenses           9,375          3,315        9,804
          Tax-exempt income               (18,290)       (20,627)     (18,008)
          Other                            (3,340)        (8,105)     (30,618)
                                        ---------      ---------    ---------
      Provision for income taxes        $ 280,352      $ 211,726    $ 151,623
                                        =========      =========    =========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(7)   INCOME TAXES - (CONTINUED)
      --------------------------

      Deferred income tax expense (benefit) results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of the differences and the related tax effects are as follows:

                                                Years Ended September 30,
                                              -------------------------------
                                                  1994       1995     1996
                                                  ----       ----     ----

      Difference from depreciation methods
        used for tax purposes and financial
        statements                              $   226  $  2,214   $  (1,435)
      Use of different methods for computing
        loan loss reserves for tax purposes
        and financial statements                 22,773    14,175      19,735
      Difference from accretion methods used
        for mortgage-backed security discounts
        for tax purposes and financial
        statements                                3,898    (7,404)     (7,201)
      Federal Home Loan Bank stock
        dividends                                    -         -        3,070
      Difference from cash basis accounting
        for tax purposes and accrual basis
        accounting for financial statements     (11,177)   17,111    (125,998)
      Use of different methods for computing
        net deferred loan fees for tax purposes
        and financial statements                     -     15,953      27,491

      Deferred compensation                          -    (33,489)     (5,752)
      Unearned compensation                          -         -      (29,566)
      Other book/tax differences                     -     (6,695)      6,695
                                              ---------   -------   ---------
          Increase (decrease) in deferred
            income taxes                      $  15,720   $ 1,865   $(112,961)
                                              =========   =======   =========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(7)   INCOME TAXES - (CONTINUED)
      --------------------------

The components of deferred tax assets and liabilities consisted of:

                                                  September 30,
                                           -------------------------------
                                                1995              1996
                                                ----              ----
Deferred tax assets:
  Reserve for loan losses                   $  14,205          $   15,389
  Deferred compensation                        33,489              39,241
  Unrealized losses on investments                 -                1,936
  Unearned compensation                            -               29,566
  Other                                         6,695                  -
     Total gross deferred tax assets           54,389              86,132
Deferred tax liabilities:
  Tax depreciation in excess of book
    depreciation                               20,805             19,370
  Federal Home Loan Bank stock dividends       33,304             36,374
  Bad debt reserves for tax purposes
    in excess of base year bad debt
    reserves                                  134,555            155,474
  Cash basis conversion for tax purposes      137,320             11,322
  Book accretion in excess of tax accretion
    on mortgage-backed security discounts     105,059             97,858
  Unrealized gains on investments                  -              13,297
  Deferred loan fees                           15,953             43,444
      Total gross deferred tax liabilities    446,996            377,139
                                            ---------          ---------
         Net deferred tax liabilities       $ 392,607          $ 291,007
                                            =========          =========

      Under the Internal Revenue Code, the Association, in determining taxable income, is allowed a special bad debt deduction based on a percentage of taxable income (8%) or on specified experience formulas. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $1,373,013 of the Association that arose in tax years that began prior to December 31, 1987. At September 30, 1996, the amount of the deferred tax liability that had not been recognized was approximately $508,015. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Association fails to meet the definition of a "qualified institution," as defined by the Internal Revenue Code, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, the above percentage of taxable income special bad debt deduction was repealed. All thrifts are required to recapture and pay tax on all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988 (the "base year"). Institutions are required to recapture the excess of their bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions can postpone the payment of these taxes for two years if they meet a residential loan requirement. This requirement is, generally, the institution's mortgage lending activity equaling or exceeding its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. As a result of the SFAS No. 109 recording described above, there will be no impact on the provision for federal income tax resulting from the recapture of the excess reserves. As the tax on the recapture is paid, the deferred tax liability will be reduced.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                        Years Ended September 30, 1994, 1995 and 1996


(8)   CUSTOMER DEPOSITS
      -----------------
                                              September 30,
                                  ----------------------------------------
                  Weighted              1995                   1996
                 Average Rate     --------------        ------------------
                  at 9/30/96      Amount       Pct.     Amount        Pct.
                 ------------     ------       ----     ------        ----

Demand and NOW
 accounts
 including non-
 interest bearing
 deposits of
 $225,688, and
 $203,748 at
 September 30,
 1995 and 1996,
 respectively      2.25       $ 6,675,376     15.14   $ 6,142,701    12.68
Money market       3.25         2,886,546      6.55     2,928,979     6.04
Passbook savings   2.76         6,134,375     13.91     5,807,296    11.99
                              -----------    ------   -----------   ------
                               15,696,297     35.60    14,878,976    30.71
                              -----------    ------   -----------   ------

Certificates of
 deposit:
 3.00 - 3.99%        -            173,754       .39            -        -
 4.00 - 4.99%      4.68         7,673,537     17.41     3,515,981     7.26
 5.00 - 5.99%      5.35        12,068,622     27.37    21,078,373    43.51
 6.00 - 6.99%      6.23         8,445,846     19.16     8,970,203    18.52
 7.00 - 7.99%        -             27,550       .07            -        -
 8.00 and up         -              2,000        -             -        -
                              -----------    ------   -----------   ------
                               28,391,309     64.40    33,564,557    69.29
                              -----------    ------   -----------   ------
                              $44,087,606    100.00   $48,443,533   100.00
                              ===========    ======   ===========   ======

      The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $3,106,130 and $6,793,852 at September 30, 1995 and 1996, respectively.

      Scheduled maturities of certificates of deposit are as follows:

                               During the Years Ending September 30,
                ------------------------------------------------------------
                   1997       1998         1999         2000        Total
                   ----       ----         ----         ----        -----

4.00 to 4.99%  $ 3,204,744  $  311,237  $       -    $    -     $ 3,515,981
5.00 to 5.99%   16,097,523   3,417,067     714,093     49,690    21,078,373
6.00 to 6.99%    7,313,576     771,978     748,190    136,459     8,970,203
7.00 to 7.99%           -           -           -          -             -
8.00% and up            -           -           -          -             -
               -----------  ----------  ----------   --------   -----------
               $26,615,843  $4,500,282  $1,462,283   $986,149   $33,564,557
               ===========  ==========  ==========   ========   ===========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(8)   CUSTOMER DEPOSITS - (CONTINUED)
      -------------------------------

      Interest expense on deposits is summarized as follows:

                                     Years Ended September 30,
                              --------------------------------------------
                                 1994              1995             1996
                                 ----              ----             ----

      Savings                 $  494,790      $  442,148        $  403,312
      Certificates
        of deposit               974,804       1,207,343         1,469,346
                              ----------      ----------        ----------
                              $1,469,594      $1,649,491        $1,872,658
                              ==========      ==========        ==========

(9)   EMPLOYEE BENEFITS
      -----------------

      The Association has established a 401(k) employee benefit plan that covers all employees meeting specific age and length of service requirements. Total expenses incurred for the plan were $9,072, $9,296, and $9,403 for the years ended September 30, 1994, 1995 and 1996, respectively.

      The Association has also entered into a salary continuation agreement with six of its officers. These agreements provide for monthly deferred compensation payments for a period of ten years following retirement. The Association has purchased life insurance policies to fund these agreements. Deferred compensation charged to operations for the years ended September 30, 1994, 1995 and 1996 was $11,577, $30,394 and
      $32,269.

      The Association has entered into an employment agreement with one of its officers for three years. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended for an additional year. In the event of a change of control or termination other than for cause, the officer would be entitled to receive severance payments from the Association of 2.99 times the officers average annual compensation during the preceding five years.

      In connection with the conversion to stock form as described in Note
      (14), the Association established an internally-leveraged ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the conversion). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately ten years. As of September 30, 1996, the loan had an outstanding balance of $624,869 and an interest rate of 9%.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                        Years Ended September 30, 1994, 1995 and 1996


(9)   EMPLOYEE BENEFITS - (CONTINUED)
      -------------------------------

      Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability or separation from service. Since the Association's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

      The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Association reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation was $17,441 in 1995 and $87,454 in 1996.

      A summary of ESOP shares at September 30, 1996 is as follows:

            Allocated shares                        2,157
            Shares committed for release            6,847
            Unreleased shares                      59,512
                                                ---------
              Total                                68,516
                                                =========
            Fair value of unreleased shares     $ 758,778

      The Association has adopted a Management Recognition and Development Plan ("MRDP") for the benefit of the directors, officers and employees of the Association. The MRDP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Association. The MRDP is managed by trustees comprised of the directors of the Company. The trustees acquired 34,258 shares of the common stock of the Company, of which 31,365 shares have been awarded as of September 30, 1996.
      These shares represent unearned compensation and have been accounted for as a reduction of stockholders' equity. Such awards vest at the rate of 20% at the end of each twelve months. Vesting is accelerated upon retirement. The Association recorded $57,764 of compensation expense under the MRDP in 1996.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                        Years Ended September 30, 1994, 1995 and 1996


(9)   EMPLOYEE BENEFITS - (CONTINUED)
      -------------------------------

      During 1996, 85,645 shares of common stock were reserved under the 1995 Stock Option and Incentive Plan (Stock Option Plan) for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options. Options granted to non-employee directors will constitute non-incentive stock options.
      With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options expire no later than ten years from the date of grant. The option grants vest at a rate of 20% at the end of each 12 months. During 1996, 46,000 incentive and 21,410 non-incentive stock options were granted at an exercise price of $12.9375 per share.

(10)  RELATED-PARTY TRANSACTIONS
      --------------------------

      Certain employees, officers and directors are engaged in transactions with the Association in the ordinary course of business. It is the Association's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to employees, officers and directors for the years ended September 30 is as follows:

                                      1995              1996
                                      ----              ----

      Beginning balance             $  460,011     $  440,842
      Originations and advances         94,000         43,000
      Principal repayments            (113,169)       (77,047)
                                    ----------     ----------
      Ending balance                $  440,842     $  406,795
                                    ==========     ==========

(11)  COMMITMENTS AND CONTINGENCIES
      -----------------------------

      In the ordinary course of business, the Association has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The principal commitments of the Association are as follows:

      Loan Commitments - The Association had outstanding firm commitments to originate variable rate real estate loans in the amount of $167,100 at September 30, 1996.

(12)  ADVERTISING COSTS
      -----------------

      The Company incurred $20,156, $23,916 and $30,122 in non-direct response advertising costs during the years ended September 30, 1994, 1995 and 1996, respectively. The Company incurred no direct response advertising costs during the three years.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                       Years Ended September 30, 1994, 1995 and 1996


(13)  REGULATORY CAPITAL REQUIREMENTS
      -------------------------------

      Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") of 1989 established the current capital standards for savings institutions, requiring the Office of Thrift Supervision ("OTS") to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions. The regulations include three capital requirements: a leverage limit or core capital requirement of 3.0% of adjusted total assets, a tangible capital requirement of 1.5% of tangible assets and a risk-based capital requirement of 8.0% of total risk-weighted assets.

      During 1992, the OTS implemented additional statutory requirements for savings institutions' regulatory capital, as required by provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This framework established five categories of capital strength, set forth below, ranging from a high, defined as "well capitalized," to a low, defined as "critically undercapitalized." Savings institutions are categorized depending upon their capital ratios in relation to certain capital measures, including risk-based capital measures, a leverage capital (also referred to as core capital) measure, and certain other factors. FDICIA requires the OTS and other federal banking regulatory agencies to take prompt corrective action against undercapitalized financial institutions and imposes a series of progressive constraints on the operation of such under-capitalized institutions.

      At September 30, 1996, the Association's regulatory capital position exceeded the requirements of the three FIRREA regulatory capital standards in effect on such date as is summarized below:

                                                                 Risk-
                                            Core     Tangible    based
                                          Capital    Capital     Capital
                                          -------    --------    -------
                                             (Dollars in thousands)
      Stockholder equity of the
        Association                      $ 8,207     $ 8,207    $ 8,207
      Additional capital items:
        Allowance for loan losses             -           -          42
        Less assets required to be
          deducted                            -           -          -
                                         -------     -------    -------
      Regulatory capital                 $ 8,207     $ 8,207    $ 8,249
      Minimum capital requirement          1,781         890      1,714
                                         -------     -------    -------
      Regulatory capital excess          $ 6,426     $ 7,317    $ 6,535
                                         =======     =======    =======
      Actual regulatory capital ratio       13.8%       13.8%      38.5%
      Minimum required ratio-FIRREA          3.0%        1.5%       8.0%
      Excess of actual over minimum         ----        ----       ----
        ratio                               10.8%       12.3%      30.5%
                                            ====        ====       ====

      FDICIA provides that a savings institution is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Association is deemed to be "well-capitalized."

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                      Years Ended September 30, 1994, 1995 and 1996


(13)  REGULATORY CAPITAL REQUIREMENTS - (CONTINUED)
      ---------------------------------------------

      The Association's September 30, 1996 regulatory capital and the FDICIA capital standards for a "well-capitalized" institution are shown below:

                                                      Tier 1      Risk-
                                            Core      Risk-Based  Based
                                            Capital   Capital     Capital
                                            -------   ----------  -------
                                                (Dollars in thousands)

      Actual regulatory capital            $ 8,207     $ 8,207     $ 8,249
      Minimum capital requirement for a
        "well-capitalized" institution       2,968       1,285       2,142
                                           -------     -------     -------
      Regulatory capital excess            $ 5,239     $ 6,922     $ 6,107
                                           =======     =======     =======

      Actual regulatory capital ratio         13.8%       38.3%      38.5%
      Minimum required ratio-FDICIA            5.0%        6.0%      10.0%
                                              ----        ----       ----
      Excess of actual over minimum ratio      8.8%       32.3%      28.5%
                                               ===        ====       ====

      In August 1993, the OTS issued a regulation, effective September 30, 1994 that added an interest rate risk component to the risk-based capital requirement for thrifts. Those thrifts that have an above normal interest rate risk exposure must take a deduction from the total capital available to meet their risk-based capital requirement. This deduction will be equal to one-half of the difference between the thrift's actual measured exposure and the normal level of exposure. A thrift's actual measured interest rate risk is expressed as the change that occurs in its net portfolio value ("NPV") as a result of an immediate 200 basis point increase or decrease in interest rates (whichever results in the lower NPV) divided by the estimated economic value of its assets, as calculated in accordance with OTS instructions. An above normal decline in NPV is one that exceeds 2% of the estimated economic value of its assets. Based on its most recent computations, the Association does not currently have an "above normal" interest rate risk.

(14)  CONVERSION
      ----------

      On February 22, 1995, the Board of Directors of the Association adopted a plan of conversion ("Plan") to convert from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association and then to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association to be held by a newly formed holding company. Upon organization, the Company acquired all of the capital stock that the Association issued upon its conversion from the mutual to stock form of ownership.

      The Plan was accomplished through amendment to the Association's charter and bylaws and the sale of the Company's common stock in an amount equal to the consolidated proforma market value of the Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered initially to eligible account holders, the Association's ESOP, and then to such other persons as defined by the Plan. Simultaneously, shares were offered to members of the general public.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                      Years Ended September 30, 1994, 1995 and 1996


(14)  CONVERSION - (CONTINUED)
      ------------------------

      As required by OTS regulations, the Association established a liquidation account at the time of the conversion. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The initial balance of this liquidation account was equal to the Association's net worth as defined by OTS regulations as of the date of the latest statement of financial condition contained in the final offering circular. The liquidation account will be reduced annually to the extent the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association (and only in such event) each eligible holder shall be entitled to receive a liquidation distribution from this account in the amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made to the stockholders. The liquidation account will not restrict the Association's use or application of net worth except for the repurchase of the Association's stock and the payment of dividends. The Association is also prohibited from declaring cash dividends or repurchasing its capital stock if it would cause a reduction in the Association's net worth below either the liquidation account or the statutory net worth requirements set by the OTS.

      The conversion and establishment of the Holding Company was accounted for in a manner similar to a pooling of interests. No goodwill or other intangibles were recorded as a result of the transaction.

      Costs relating to the conversion, totaling approximately $570,000, were deferred and, upon conversion, charged against the proceeds from the sale of stock.

(15)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------------------------

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents and certificates of deposit - For these short-term instruments, the carrying amount approximates fair value.

      Available-for-sale and held-to-maturity securities - Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

      Loans receivable - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying value of accrued interest receivable approximates its fair value.

      Investment in FHLB stock - Fair value of the Association's investment in FHLB stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the Federal Home Loan Bank.

                             NS&L BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         - - - - - - - - - - - - - - - - - - - - -
                        Years Ended September 30, 1994, 1995 and 1996


(15)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
      -------------------------------------------------------
      (CONTINUED)
      -----------

      Deposits - The fair value of demand deposits, savings accounts and interest-bearing demand deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

      Advances from borrowers for taxes and insurance - For these short-term liabilities, the carrying value approximates fair value.

      Commitments to extend credit, letters of credit and lines of credit -
          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparts at the reporting date.

      The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounted expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                September 30, 1996

                                               Carrying          Fair
                                               Amount            Value
                                               --------          -----
Financial assets:
  Cash and cash equivalents                  $ 8,853,273     $ 8,853,273
  Certificates of deposit                      2,597,553       2,597,553
  Available-for-sale securities                  925,138         925,138
  Held-to-maturity securities                 11,133,577      11,059,581
  Investment in FHLB stock                       420,600         420,600
  Held-to-maturity mortgage-backed
    securities                                 5,341,911       5,448,035
  Loans, net of allowance for loan losses      31,051,211     30,850,000
  Accrued interest receivable                     391,261        391,261

                             NS&L BANCORP, INC. AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          - - - - - - - - - - - - - - - - - - - - -
                         Years Ended September 30, 1994, 1995 and 1996


(15)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
      -------------------------------------------------------
      (CONTINUED)
      -----------
                                                September 30, 1996

                                               Carrying          Fair
                                               Amount            Value
                                               --------          -----
Financial liabilities:
  Deposits                                   $48,443,533     $48,394,000
  Advances from borrowers for taxes
    and insurance                                314,471         314,471
Unrecognized financial instruments
    (net of contract amount)
    Commitments to extend credit                      -              -
    Letters of credit                                 -              -
    Unused lines of credit                            -              -


(16)  PARENT COMPANY ONLY FINANCIAL INFORMATION
      -----------------------------------------

      The following condensed statements of financial condition and condensed statements of income and cash flows for NS&L Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                        Condensed Statements of Financial Condition

                                                          September 30,
                                                    -------------------------
          ASSETS                                      1995           1996
          ------                                      ----           ----

      Cash                                          $ 3,296,804   $ 1,040,401
      Certificates of deposit                            50,000     1,408,553
      Investment securities available-for-sale,
        at fair value                                        -        925,138
      Investment in subsidiary                        9,803,214     8,207,196
      Loan to ESOP                                      671,200       624,869
      Other assets                                        1,306       119,291
                                                    -----------   -----------
          Total assets                              $13,822,524   $12,325,448
                                                    ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

      Due to subsidiary                             $     6,676   $    24,821
      Accrued expenses                                    1,087         2,242
      Deferred income taxes, net                             -         24,937
      Dividends payable                                  85,645        94,885
      Stockholders' equity                           13,729,116    12,178,563
                                                    -----------   -----------
          Total liabilities and stockholders'
            equity                                  $13,822,524   $12,325,448
                                                    ===========   ===========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - - - - - - - -
                      Years Ended September 30, 1994, 1995 and 1996


(16)  PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)
      -------------------------------------------------------

                       Condensed Statements of Income

                                            Period from
                                            June 7, 1995 to   Year Ended
                                            September 30,     September 30,
                                                1995              1996
                                            ---------------   -------------
      Income
        Equity in earnings of subsidiary     $  165,422        $  227,933
        Interest income                          28,788           133,174
        Dividend income                              -              5,526
        Gain on sale of investments                  -             77,137
                                             ----------        ----------
          Total income                          194,210           443,770
                                             ----------        ----------

      Expenses
        Professional fees                         3,541            29,639
        Other                                     3,240            28,260
        Income tax                                7,763            58,939
                                             ----------        ----------
          Total expenses                         14,544           116,838
                                             ----------        ----------
            Net income                       $  179,666        $  326,932
                                             ==========        ==========

                             NS&L BANCORP, INC. AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          - - - - - - - - - - - - - - - - - - - - -
                         Years Ended September 30, 1994, 1995 and 1996


(16)  PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)
      -------------------------------------------------------

                           Condensed Statements of Cash Flows

                                            Period from
                                            June 7, 1995 to   Year Ended
                                            September 30,     September 30,
                                                1995              1996
                                            ---------------   -------------

      Cash flows from operating activities:
        Net income                           $  179,666        $  326,932
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
            Equity in earnings of subsidiary   (165,422)         (227,933)
            Discounts on investment securities       -                (57)
            Gain on sale of investments              -            (77,137)
            Net change in operating accounts:
              Deferred income taxes, net             -             13,576
              Other assets                       (1,306)         (117,985)
              Liabilities                         7,763            19,300
                                             ----------       -----------
                Net cash provided by (used
                  used in operating
                  activities                     20,701           (63,304)
                                             ----------       -----------

      Cash flows from investing activities:
        Investment in subsidiary             (3,997,301)               -
        Loan to ESOP                           (685,160)               -
        Dividends from subsidiary                    -          2,000,000
        Receipt of principal payment on
          ESOP loan                              13,960            15,500
        Purchase of investment securities            -         (4,163,255)
        Proceeds from maturities of
          investments                                -          2,900,000
        Proceeds from sales of investments           -            446,017
        Net change in certificates of
          deposit                               (50,000)       (1,358,553)
                                            -----------      ------------
          Net cash used in investing
            activities                       (4,718,501)         (160,291)
                                            -----------      ------------
      Cash flows from financing activities:
        Net proceeds from sale of common
          stock                               7,994,604                -
        Cash dividends paid                          -           (356,865)
        Purchase of treasury stock                   -         (1,675,943)
                                            -----------      ------------
          Net cash provided by (used in)
            financing activities              7,994,604        (2,032,808)
                                            -----------       -----------
      Net increase (decrease) in cash
        and cash equivalents                  3,296,804        (2,256,403)
      Cash and cash equivalents at
        beginning of period                          -          3,296,804
                                            -----------       -----------
      Cash and cash equivalents at
        end of period                       $ 3,296,804       $ 1,040,401
                                            ===========       ===========

                         COMMON STOCK INFORMATION

       The common stock of NS&L Bancorp, Inc. is traded on the Nasdaq (Small
Cap) Stock Market under the symbol "NSLB". As of December 1, 1996, there were 316 stockholders and 759,082 shares of common stock outstanding (including unreleased ESOP shares of 59,512). This does not reflect the number of persons or entities who hold stock in nominee or "street name". On September 20, 1996, the Company declared a $.125 common stock dividend payable October 31, 1996 to stockholders of record on October 15, 1996. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Association. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Association's Plan of Conversion. There are also certain dividend limitations applicable to the Company under Missouri law.

The following table sets forth market price and dividend information for the Company's common stock.

                          Fiscal 1995               Fiscal 1996
                         -------------            --------------
                    High   Low    Dividend     High   Low   Dividend
                    ----   ---    --------     ----   ---   --------

First Quarter*      N/A     N/A      N/A      $13.50  $12.75   $0.10

Second Quarter*     N/A     N/A      N/A      $13.75  $12.25   $0.125

Third Quarter    $12.50  $10.00    $0.00      $13.50  $12.50   $0.125

Fourth Quarter   $13.75  $11.75    $0.10      $13.00  $12.00   $0.125

_________________
*The Company's common stock began trading on June 8, 1995.

                     DIRECTORS AND OFFICERS

NS&L BANCORP, INC.                           NEOSHO SAVINGS AND
                                             LOAN ASSOCIATION, F.A.

DIRECTORS:                                    DIRECTORS:

George A. Henry                               George A. Henry
Chairman of the Board                         Chairman of the Board
NS&L Bancorp, Inc.                            Neosho Savings and Loan
                                               Association, F.A.

C.R. 'Rick' Butler                            C.R. 'Rick' Butler
President and Chief Executive Officer         President
NS&L Bancorp, Inc.                            Neosho Savings and Loan
                                               Association, F.A.

Jon C. Genisio                                Jon C. Genisio
Owner                                         Owner
Jon's Pharmacy, Inc.                          Jon's Pharmacy, Inc.

John D. Mills                                 John D. Mills
President                                     President
Mills Appliance, Inc.                         Mills Appliance, Inc.

Ralph J. Haas                                 Ralph J. Haas
President                                     President
Haas Warehousing, Inc.                        Haas Warehousing, Inc.

Robert J. Johnson                             Robert J. Johnson
Insurance Agent                               Insurance Agent
State Farm Insurance Company                  State Farm Insurance Company

OFFICERS:                                     OFFICERS:

George A. Henry                               George A. Henry
Chairman of the Board                         Chairman of the Board

C.R. 'Rick' Butler                            C.R. 'Rick' Butler
President and Director                        President and Director

Dorothy A. LaDue                              Dorothy A. LaDue
Senior Vice President and Secretary           Senior Vice President and
                                               Secretary

William J. Lynch                              William J. Lynch
Vice President                                Vice President

Carol A. Guest                                Carol A. Guest
Treasurer                                     Treasurer

                      CORPORATE INFORMATION

CORPORATE HEADQUARTERS                        TRANSFER AGENT

111 East Main Street                          Registrar and Transfer Co.
Neosho, Missouri                              10 Commerce Drive
                                              Cranford, New Jersey  07016
INDEPENDENT AUDITORS                          (800) 866-1340

Kirkpatrick, Phillips & Miller, CPAs, P.C.    COMMON STOCK
Springfield, Missouri
                                              Traded Nasdaq Small Cap Market
GENERAL COUNSEL
                                              Nasdaq Symbol:  NSLB
Sims, Johnson, Wood & Higdon
Neosho, Missouri

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.

___________________________________________________________________________

ANNUAL MEETING

       The Annual Meeting of Stockholders will be held Wednesday, January 15, 1997, at 3:00 p.m., Central Time, at the branch office of Neosho Savings and Loan Association, F.A 713 Neosho Boulevard, Neosho, Missouri.

_____________________________________________________________________________


A COPY OF THE COMPANY'S FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, NS&L BANCORP, INC., 111 EAST MAIN STREET, NEOSHO, MISSOURI 64850.

                                   Exhibit 21

                         Subsidiaries of the Registrant


Parent
------

NS&L Bancorp, Inc.

                              Percentage                Jurisdiction or
Subsidiaries (a)             of Ownership            State of Incorporation
----------------             ------------            ----------------------

Neosho Savings and
 Loan Association, F.A.          100%                     United States

NS&L Enterprises, Inc. (b)       100%                        Missouri

------------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)         Wholly-owned subsidiary of Neosho Savings and Loan Association,
            F.A.

                                        Exhibit 23


                         CONSENT OF INDEPENDENT AUDITORS
                         -------------------------------

We have issued our report dated October 30, 1996, accompanying the consolidated financial statements incorporated by reference in the Annual Report of NS&L Bancorp, Inc. on Form 10-KSB for the year ending September 30, 1996. We hereby consent to the incorporation by reference of said reports in the registration statement of NS&L Bancorp Inc. on Form S-8 (File No. 333-1566, effective February 21, 1996).


                               /s/ Kirkpatrick, Phillips & Miller

                               KIRKPATRICK, PHILLIPS & MILLER, CPAS, P.C.

December 26, 1996
Springfield, Missouri