Form 10QSB
period 1996-12-31
NS&L BANCORP INC
filed 1997-02-12
CIK 939929

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                           FORM 10-QSB


  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending December 31, 1996

                              or

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ____________ to _______________


  Commission File Number                        0-25814


                         N S & L Bancorp, Inc.
         (Exact name of registrant as specified in its charter)

 Missouri                                      43-1709446
-------------------------------------         -------------------
(State or other jurisdiction of I.R.S.        (I.R.S. Employer
 Employer Incorporation or organization)       Identification No.)

 P.O. Box 369, Neosho, MO                       64850
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

               Yes  [ X ]         No  [   ]


  As of February 6, 1997, there were 736,082 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                   N S & L BANCORP, INC. AND SUBSIDIARY
                              FORM 10-QSB
                           December 31, 1996

  INDEX                                                               PAGE
  -----                                                               ----
  PART I-FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)            1

  CONSOLIDATED STATEMENTS OF INCOME (unaudited)                        2-3

  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                    4-5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)               6-9

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       10-13



  PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                           14

  ITEM 2.  CHANGES IN SECURITIES                                       14

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             14

  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS         14

  ITEM 5.  OTHER INFORMATION                                           14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14


  SIGNATURES

              N S & L BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------
                                                   (Unaudited)
                                                   December 31, September 30,
                                                      1996          1996
                                                    --------      --------
                ASSETS                              (Dollars in thousands)

Cash and cash equivalents, including
  interest-bearing accounts of $3,308 at
  December 31 and $8,202 at September 30            $  3,845      $  8,853

Certificates of deposit                                2,389         2,598
Investment securities available-for-sale, at fair value  255           925
Investment securities held-to-maturity
 (estimated market value of $12,877 at December 31
  and $11,480 at September 30)                        13,370        11,554
Mortgage-backed securities held-to-maturity
 (estimated market value of $5,578 at December 31
  and $5,448  at September 30)                         5,425         5,342
Loans receivable, net (reserves for loan losses of
  $42 at December 31 and $41 at September 30)         31,602        31,051
Accrued interest receivable                              430           391
Property and equipment, less accumulated depreciation    863           868
Other assets                                             215           225
                                                    --------      --------
    Total assets                                    $ 58,394      $ 61,807
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                   $ 42,392      $ 48,444
Advances from FHLB                                     3,000           --
Advances from borrowers for taxes and insurance          118           314
Income taxes payable - current                            47            22
Deferred income taxes                                    324           291
Other liabilities                                        250           558
                                                    --------      --------
  Total liabilities                                   46,131        49,629
                                                    --------      --------
Commitments and contingencies                            --            --

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                --            --
Common stock, $.01 par value;  8,000,000 shares
  authorized, 887,814 issued and 759,082 outstanding
  at December 31 and September 30, 1996                    9             9
Paid-in capital                                        8,422         8,416
Retained earnings - substantially restricted           6,392         6,363
Treasury Stock - at cost; 128,732 shares at
 December 31 and September 30, 1996                   (1,676)       (1,676)
Unearned compensation                                   (915)         (953)
Unrealized gain on investment securities available-
 for-sale, net of applicable deferred income taxes        31            19
                                                    --------      --------
  Total stockholders' equity                          12,263        12,178
                                                    --------      --------
  Total liabilities and stockholders' equity        $ 58,394      $ 61,807
                                                    ========      ========

  See accompanying notes to Consolidated Financial Statements.

                 N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            -----------------------------------------------

                                                       (Unaudited)
                                                Quarter Ended December 31,
                                                      1996      1995
                                                  (Dollars in thousands)
                                                    --------  --------
Interest Income:
    Loans receivable                                $    571  $    499
    Investment securities                                217       229
    Mortgage-backed and related securities                97       108
    Other interest-earning assets                         78       103
                                                    --------  --------
        Total interest income                            963       939

Interest Expense:
    Customer deposits                                    489       457
    Borrowed funds                                        25        --
                                                    --------  --------
        Total interest expense                           514       457
                                                    --------  --------
 Net interest income                                     449       482

Provision for loan losses                                  1        --
                                                    --------  --------
 Net interest income after provision for loan losses     448       482
                                                    --------  --------

Noninterest Income:
    Gain on sale of investments                           24        20
    Banking service charges and fees                      41        37
    Loan late charges                                      2         2
    Other                                                  4         3
                                                    --------  --------
      Total noninterest income                            71        62
                                                    --------  --------
Noninterest Expense:
    Compensation and employee benefits                   177       154
    Occupancy and equipment                               35        35
    Deposit insurance premium                             23        24
    Data processing                                       23        23
    Printing, postage, stationery and supplies            16        15
    Professional fees                                     16        23
    Other                                                 47        45
                                                    --------  --------
      Total noninterest expense                          337       319
                                                    --------  --------
      Income before taxes                                182       225

Income Taxes                                              58        74
                                                    --------  --------



  See accompanying notes to Consolidated Financial Statements.

                   N S & L BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME (Continued)
         -------------------------------------------------------------

                                                       (Unaudited)
                                                Quarter Ended December 31,
                                                      1996      1995
                                                  (Dollars in thousands)
                                                    --------  --------
Net income                                          $    124  $    151
                                                    ========  ========

Earnings per share                                  $    .16  $    .19
                                                    ========  ========

Dividends per share                                 $   .125  $    .10
                                                    ========  ========







      See accompanying notes to Consolidated Financial Statements.

                   N S & L BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          --------------------------------------------------------
               Three Months Ended December 31, 1996 and 1995

                                                            (Unaudited)
                                                          1996       1995
                                                      (Dollars in thousands)
                                                        --------   --------
Cash flows from operating activities:
  Net income                                            $    124   $    151
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              21         20
    Premiums and discounts on mortgage-backed
      securities and investment securities                   (26)       (27)
    Loss on loans, net of recoveries                           1         --
    Income reinvested FHLB stock                              --         (8)
    Release of ESOP shares                                    24         15
    Vesting of MRDP shares                                    20         --
    Gain on sale of investments                              (24)       (20)
    Net change in operating accounts:
      Accrued interest receivable                            (39)        17
      Other assets                                            10         30
      Other liabilities                                     (308)       (25)
      Income taxes payable - deferred                         25        (13)
      Income taxes payable - current                          25         96
                                                        --------   --------
Net cash from (used in) operating activities                (147)       236
                                                        --------   --------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity      (1,994)    (4,288)
  Purchase of investment securities available-for-sale        --       (370)
  Proceeds from maturity of investment securities
    held-to-maturity                                         200      2,358
  Proceeds from maturity of investment securities
    available-for-sale                                       500         --
  Proceeds from sale of investment securities
    available-for-sale                                       214        105
  Net change in certificates of deposit                      209        840
  Net change in loans receivable                            (552)    (1,948)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity           236        204
  Purchase of mortgage-backed securities held-to-maturity   (315)       (76)
  Purchases of property and equipment                        (16)        (2)
                                                        --------   --------
Net cash (used in) investing activities                 $ (1,518)  $ (3,177)
                                                        --------   --------


  See accompanying notes to Consolidated Financial Statements.

                  N S & L BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     ----------------------------------------------------------------------
              Three Months Ended December 31, 1996 and 1995

                                                            (Unaudited)
                                                          1996       1995
                                                      (Dollars in thousands)
                                                        --------   --------
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit               $ (6,052)  $ (2,148)
  Net decrease in mortgage escrow funds                     (196)      (191)
  Cash advances from FHLB                                  3,000         --
  Cash dividends paid                                        (95)       (86)
                                                        --------   --------
     Net cash used in financing activities                (3,343)    (2,425)
                                                        --------   --------

Net decrease in cash and cash equivalents                 (5,008)    (5,366)

Cash and cash equivalents - beginning of period            8,853     10,240
                                                        --------   --------
Cash and cash equivalents - end of period               $  3,845   $  4,874
                                                        ========   ========




        See accompanying notes to Consolidated Financial Statements.

                  N S & L BANCORP, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  NOTE A - Basis of Presentation

  The consolidated interim financial statements as of December 31, 1996 included in this report have been prepared by the Registrant without audit.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1996 interim financial statements. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

  NOTE B - Earnings per Share

  Earnings per share are presented based on the average shares issued and outstanding during the periods. Common stock equivalents, composed of stock options outstanding, are not included in the calculations since the effect is immaterial to the periods presented.

  NOTE C - Employee Stock Ownership Plan

  In connection with the conversion from a federally chartered mutual savings and loan to a federally charted capital stock savings and loan association, the Association established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately nine years.

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

                 N S & L BANCORP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)

  NOTE C - Employee Stock Ownership Plan (continued)

  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $23,724 and $15,383 for the three months ended December 31, 1996 and 1995 respectively.

  A summary of ESOP shares at December 31, 1996 is as follows:

  Shares allocated                                9,004

  Shares committed for release                    1,713

  Unreleased shares                              57,799
                                                 ------
      Total                                      68,516
                                                 ======

  Fair value of unreleased shares              $787,511

  NOTE D - Accounting Changes

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

  In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the classification of all securities to the held-to-maturity portfolio. Purchases since the adoption of SFAS No. 115 have resulted in the designation of some securities as available-for-sale. At December 31, 1996, the Company had investment securities designated as available-for-sale with a face value of $205,000.

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

  NOTE D - Accounting Changes (continued)

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

  Effective October 1, 1995, the Association implemented SFAS No. 114, "Accounting by creditors for impairment of a Loan". This statement requires a lender to consider a loan to be impaired if the lender believes it is probable it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. Also implemented was SFAS No. 118, "accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS No. 114.

  NOTE E - Management Recognition and Development Plan and Stock Option Plan

  The 1995 Management Recognition and Development Plan ("MRDP") was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Bank. Collectively, the Board issued 34,258 shares of the Bank's common stock, of which 31,365 shares have been awarded and will vest over a five-year period beginning on January 17, 1996. MRDP compensation expense was $20,387 for the three months ended December 31, 1996.

  Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Bank's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors All options expire no later than ten years from the date of grant.

  NOTE G - Stock Repurchase Program

  The Company received approval for another stock repurchase program on January 17, 1997 to repurchase 10% of the Corporation's outstanding common stock, or approximately 75,908 shares. As of February 6, 1997, 22,000 shares have been repurchased at a cost of $336,380.

            N S & L BANCORP,  INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1996, as well as certain changes in results of operations during the three month periods ended December 31, 1996 and 1995.

  The following should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1996, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Changes in Financial Condition

  Cash and cash equivalents decreased $5 million during the quarter ended December 31, 1996. The decrease was primarily from the maturity of $6 million in short-term customer deposits in October of 1996 and was offset by the maturity of $200,000 of certificates of deposit and the maturity and sale of $914,000 of investment securities. Net loans increased during the quarter by $500,000 to $31.6 million as of December 31, 1996. Investment securities increased $1.2 million to $13.7 million and certificate of deposits decreased $200,000 to $2.4 million. Cash advances of $3 million from Federal Home Loan Bank of Des Moines funded the majority of the loan and investment security growth.

  Nonperforming assets were $56,000 or .1% of total assets at December 31, 1996, compared to $22,000, or .04% of total assets at September 30, 1996. Nonaccrual loans were $3,000 at September 30 and $1,000 at December 31, 1996.

Comparison of the Three Months ended December 31, 1996 to the Three Months Ended December 31, 1995

  Net Income. Net income was $124,000 for the quarter ended December 31, 1996 compared to $151,000 for the quarter ended December 31, 1995. Net interest income after provision for loan losses decreased $34,000, noninterest income increased $9,000 and noninterest expense increased $18,000. Income tax expense decreased $16,000 due to the decrease in income before income tax.

  Net Interest Income. Net interest income of $449,000 for the quarter ended December 31, 1996 decreased by $34,000, or 7% from $482,000 for the quarter ended December 31, 1995. Interest income increased $24,000 while interest expense increased $57,000.

  Interest Income. Interest income increased by $24,000 or 2.6%, to $963,000 for the quarter ended December 31, 1996 from $939,000 for the quarter ended December 31, 1995. Interest income from loans receivable increased $72,000 to $571,000 for the quarter ended December 31, 1996 from $499,000 for the quarter ended December 31, 1995. The increase was largely attributable to the increase in average loans outstanding and partly to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

by $12,000 to $217,000 for the quarter ended December 31, 1996 from $229,000 for the quarter ended December 31, 1995. This decrease was due to a decrease in the average balances in investment securities. Interest income from mortgage-backed securities decreased 11,000 to $97,000 for the quarter ended December 31, 1996 from $108,000 for the quarter ended December 31, 1995. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $25,000 to $78,000 for the quarter ended December 31, 1996 from $103,000 for the quarter ended December 31, 1995. This decrease was primarily due to a decrease in cash on hand as more funds have been used to finance loan activity since the period ended December 31, 1995.

  Interest Expense. Interest expense of $514,000 for the quarter ended December 31, 1996 increased $57,000, or 12.5%, from $457,000 for the quarter ended December 31, 1995. The increase is attributable to an increase in interest paid on deposits due to a higher average balance in customer deposits and interest being paid on FHLB advances for the quarter ended December 31, 1996.

  Provision for Loan Losses. Loan loss provisions were $1,000 for the quarter ended December 31, 1996 compared to zero for the quarter ended December 31, 1995. Actual loan losses net of recoveries, were zero for both quarters.

  Noninterest Income. Noninterest income of $71,000 for the quarter ended December 31, 1996 increased $9,000 from $62,000 for the quarter ended December 31, 1995. This increase was primarily due to an increase of $4,000 on the gain on the sale of investments to $24,000 for the quarter ended December 31, 1996 from $20,000 for the quarter ended December 31, 1995 and an increase of $4,000 in service charges and other fee income to $41,000 for the quarter ended December 31, 1996 from $37,000 for the quarter ended December 31, 1995.

  Noninterest Expense. Noninterest expense increased $18,000, or 5.6%, to $337,000 for the quarter ended December 31, 1996 from $319,000 for the quarter ended December 31, 1995. This increase was largely due to a $23,000 increase in compensation and employee benefits which is due to the implementation of the MRDP plan and annual salary increases effective September 30, 1996 and was offset by a decrease in professional fees of $7,000 to $16,000 for the period ended December 31, 1996 from $23,000 for the quarter ended December 31, 1995.

  Net Interest Margin. Net interest margin decreased to 3.17% for the three months ended December 31, 1996 form 3.55% for the three months ended December 31, 1995. Income from earning assets increased by $98,000, or 2.6%, between the two quarters while interest expense increased by $229,000, or 12.5%. The average earning asset base increased by $2.5 million, or 4.5%. The average interest-bearing liability base increased by $5.9 million, or 15.1%.

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

  Neosho Savings and Loan must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996 and 1995, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1996, Neosho Savings and Loan had FHLB advances of $3 million that were used to finance investments in FHLB bonds and to purchase mortgage loans and had approved loan commitments totaling $157,000 and undisbursed loans in process of $217,000.

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

  Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.3% is expected to remain basically constant. Interest expense on deposits is expected to gradually decrease as the rates on maturing certificates of deposit are reinvested at currently slightly lower rates of interest. Overall interest expense will increase because interest is now being paid on cash advances. However, those cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as rates on adjustable-rate loans continue to gradually rise as those loans reprice at the annual adjustment dates. Customer deposits are expected to remain stable.

  At December 31, 1996, certificates of deposit amounted to $28.1 million, or 67% of Neosho Savings and Loan's total deposits, including $20.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


  The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan liquidity ratio was 37.61% at December 31, 1996 and its short-term liquidity ratio at December 31, 1996 was 11.55%. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

  The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios and the ratios required by federal regulations at December 31, 1996.

                                             Percent of Adjusted
                                  Amount     Total Assets
                                 --------    ------------
                                      (Unaudited)
                                   (Dollars in thousands)

Tangible capital                 $  8,339       14.7%
Tangible capital requirement          850        1.5
                                 --------      ------
Excess                           $  7,489       13.2%
                                 ========      ======

Core capital                     $  8,339       14.7%
Core capital requirement            1,699        3.0
                                 --------      ------
Excess                           $  6,640       11.7%
                                 ========      ======

Risk-based capital               $  8,381       38.5%
Risk-based capital requirement      1,742        8.0
                                 --------      ------
Excess                           $  6,639       30.5%
                                 ========      ======

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

None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                N S & L  Bancorp, Inc.


Date:  February 7, 1997                         By:/s/C.R. BUTLER
                                                   ---------------
                                                   C.R. 'Rick' Butler
                                                   President
                                                   CEO


                                                By:/s/CAROL GUEST
                                                   ---------------
                                                   Carol Guest
                                                   Treasurer