Form 10QSB
period 1997-03-31
NS&L BANCORP INC
filed 1997-05-15
CIK 939929

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                               FORM 10-QSB


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending               March 31, 1997
                                     ----------------------------

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

                        Yes [ X ]      No  [   ]



AS OF MAY 12, 1997, THERE WERE 707,482 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 MARCH 31, 1997

INDEX                                                               PAGE
-----                                                               ----
PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)             1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                          2

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                      3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                 5-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           9-13


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             14

ITEM 2.  CHANGES IN SECURITIES                                         14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS           14

ITEM 5.  OTHER INFORMATION                                             14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15


SIGNATURES

                      N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

      --------------------------------------------------------------------
                                                        (Unaudited)
                                                   MARCH 31,    SEPTEMBER 30,
                                                     1997          1996
                                                   --------      --------
     ASSETS                                        (Dollars in thousands)
Cash and cash equivalents, including
  interest-bearing accounts of $3,764             $   4,327     $   8,853
  at March 31 and $8,202 at September 30
Certificates of deposit                               1,494         2,598
Investment securities available-for-sale,
  at fair value                                         240           925
Investment securities held-to-maturity
  (estimated market value of $13,117 at March 31
  and $11,480 at September 30)                       13,267        11,554
Mortgage-backed securities held-to-maturity
  (estimated market value of $5,113 at March 31
  and $5,448 at September 30)                         5,025         5,342
Loans receivable, net (reserves for loan losses of
  $42 at March 31 and $41 at September 30)           31,982        31,051
Accrued interest receivable                             413           391
Property and equipment, less accumulated
  depreciation                                        1,146           868
Other assets                                            195           225
                                                   --------      --------
    Total assets                                  $  58,089     $  61,807
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                 $  42,637     $  48,444
Advances from FHLB                                    3,000            --
Advances from borrowers for taxes
  and insurance                                         192           314
Income taxes payable - current                          101            22
Deferred income taxes                                   326           291
Other liabilities                                       259           558
                                                   --------      --------
  Total liabilities                                  46,515        49,629
                                                   --------      --------
Commitments and contingencies                            --            --

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                --            --
Common stock, $.01 par value;  8,000,000 shares
  authorized, issued 886,314 at March 31 and
  887,814 at September 30, outstanding 707,582 at
  March 31 and 759,082 at September 30                   9              9
Paid-in capital                                      8,413          8,416
Retained earnings - substantially restricted         6,432          6,363
Treasury Stock - at cost; 178,732 shares at
  March 31 and 128,732 at September 30              (2,467)        (1,676)
Unearned compensation                                 (851)          (953)
Unrealized gain on investment securities available-
  for-sale, net of applicable deferred income taxes     38             19
                                                   --------      --------
  Total stockholders' equity                         11,574        12,178
                                                   --------      --------
  Total liabilities and stockholders' equity     $   58,089    $   61,807
                                                     ======      ========

See accompanying notes to Consolidated Financial Statements.

PAGE

                      N S & L BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               -----------------------------------------------
                                                 (Unaudited)                 (Unaudited)
                                              QUARTER ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                1997      1996                1997      1996
                                              --------  --------            --------  --------
                                            (Dollars in thousands)        (Dollars in thousands)
Interest Income:
  Loans receivable                            $    582  $    502            $  1,153  $  1,001
  Investment securities                            221       158                 438       387
  Mortgage-backed and related securities            89       108                 186       216
  Other interest-earning assets                     61       146                 139       249
                                              --------  --------            --------  --------
      Total interest income                        953       914               1,916     1,853
                                              --------  --------            --------  --------
Interest Expense:
  Customer deposits                                464       473                 953       930
  Borrowed funds                                    42        --                  67        --
                                              --------  --------            --------  --------
      Total interest expense                       506       473               1,020       930
                                              --------  --------            --------  --------
  Net interest income                              447       441                 896       923
Provision for loan losses                           --         5                   1         5
  Net interest income after                   --------  --------            --------  --------
    provision for loan losses                      447       436                 895       918
Noninterest Income:
  Gain on sale of investments                       13        35                  37        55
  Banking service charges and fees                  36        33                  77        70
  Loan late charges                                  2         2                   4         4
  Other                                              9         1                  13         4
                                              --------  --------            --------  --------
    Total noninterest income                        60        71                 131       133
                                              --------  --------            --------  --------
Noninterest Expense:
  Compensation and employee benefits               183       167                 360       321
  Occupancy and equipment                           40        35                  75        70
  Deposit insurance premium                          2        27                  25        51
  Data processing                                   23        25                  46        48
  Printing, postage, stationery and supplies        17        15                  33        30
  Professional fees                                 14        19                  30        42
  Other                                             51        34                  98        79
                                              --------  --------            --------  --------
    Total noninterest expense                      330       322                 667       641
                                              --------  --------            --------  --------
    Income before taxes                            177       185                 359       410
Income Taxes                                        52        52                 110       126
                                              --------  --------            --------  --------
Net income                                    $    125  $    133            $    249  $    284
                                              ========  ========            ========  ========
Earnings per share                            $    .19  $    .14            $    .34  $    .33
Dividends per share                           $   .125  $   .125            $    .25  $   .225

         See accompanying notes to Consolidated Financial Statements.
                                      2

PAGE

                      N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          --------------------------------------------------------
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             (Unaudited)
                                                            1997       1996
                                                          --------   --------
                                                        (Dollars in thousands)
Cash flows from operating activities:
  Net income                                              $    249   $    284
  Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation                                          42         41
      Premiums and discounts on mortgage-backed
        securities and investment securities                   (47)       (63)
          Loss on loans, net of recoveries                       1          5
          Income reinvested FHLB stock                          --         (8)
          Release of ESOP shares                                51         30
          Vesting of MRDP shares                                36         17
          Gain on sale of investments, available-for-sale      (37)       (55)
          Net change in operating accounts:
            Accrued interest receivable                        (22)        88
        Other assets                                            30        (23)
        Other liabilities                                     (291)        18
        Income taxes payable - deferred                         24        (36)
        Income taxes payable - current                          79        106
                                                          --------   --------
        Net cash from operating activities                     115        404
                                                          --------   --------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity        (1,995)    (7,136)
  Purchase of investment securities available-for-sale          --       (420)
  Proceeds from maturities of investment securities
    held-to-maturity                                           325      9,278
  Proceeds from maturities of investment securities
    available-for-sale                                         500         --
  Proceeds from sale of investment securities
    available-for-sale                                         252        255
  Net change in certificates of deposit                      1,104        316
  Net change in loans receivable                              (932)    (2,422)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity             636        396
  Purchase of mortgage-backed securities held-to-maturity     (315)      (371)
  Purchases of property and equipment                         (320)       (16)
                                                          --------   --------
  Net cash used in investing activities                    $  (745)   $  (120)
                                                          --------   --------




See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
      ------------------------------------------------------------------
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                             (Unaudited)
                                                            1997       1996
                                                          --------   --------
                                                        (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit                 $ (5,807)  $    223
  Net decrease in mortgage escrow funds                       (121)      (118)
  Cash dividends paid                                         (190)      (171)
  Purchase of treasury stock                                  (791)        --
  Proceeds from stock options exercised                         13         --
  Cash advances from FHLB                                    3,000         --
                                                          --------   --------
  Net cash used in financing activities                     (3,896)       (66)
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents        (4,526)       218

Cash and cash equivalents - beginning of period              8,853     10,240
                                                          --------   --------
Cash and cash equivalents - end of period                 $  4,327   $ 10,458
                                                          ========   ========

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - Basis of Presentation
------------------------------
The consolidated interim financial statements as of March 31, 1997 included in this report have been prepared by N S & L Bancorp, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1997 interim financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------
Earnings per share are presented based on the average shares issued and outstanding during the periods. Common stock equivalents, composed of stock options outstanding, are not included in the calculations since the effect is immaterial to the periods presented.

NOTE C - Employee Stock Ownership Plan
--------------------------------------
The Association (Neosho Savings & Loan Association, F.A.) established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately nine years.

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

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE C Employee Stock Ownership Plan (continued)
------------------------------------------------
As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $26, 809 and $14,816 for the three months ended March 31, 1997 and 1996 respectively and $50,533 and $45,223 for the six months ended March 31, 1997 and 1996 respectively.

A summary of ESOP shares at March 31, 1997 is as follows:

Shares allocated                                        8,816

Shares committed for release                            3,426

Unreleased shares                                      56,086
                                                       ------
    Total                                              68,328
                                                       ======

Fair value of unreleased shares                      $918,408

NOTE D - Accounting Changes
---------------------------
On October 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which established three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value: net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity.

In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the classification of all securities to the held-to-maturity portfolio. Purchases since the adoption of SFAS No. 115 have resulted in the designation of some securities as available-for-sale. At March 31, 1997, the Company had securities designated as available-for-sale with a face value of $180,000.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - Accounting Changes (continued)
---------------------------------------
Effective June 7, 1995, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992 but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expense recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares. Under SOP 93-6, the Company recognizes the compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Association's employee stock ownership plan share differ from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

Effective October 1, 1995, the association implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires a lender to consider a loan to be impaired if the lender believes it is probable it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. Also implemented was SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures,: which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS No. 114. The association monitors and evaluates all loans monthly. Any loans over 90 days are non accrual loans but not necessarily impaired. An impaired loan is considered by management , based on current information and events, to be probable that all amounts due according to the contractual terms of the loan agreement will be uncollectable. The probability of uncollectability is based on management's normal review procedures. All insignificant delays and short falls in the amount of payments are not considered to impair a loan. At the period ending March 31, 1997, the Association considered none of its loans to be impaired.

NOTE E - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------
The 1995 Management Recognition and Development Plan ("MRDP") was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370. The MRDP shares will vest and be expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $16,095 and $16,989 for the three months ended March 31, 1997 and 1996 respectively and $36,482 and $16,989 for the six months ended March 31, 1997 and 1996 respectively.

Also adopted on January 17, 1996 was a Stock Option Plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
                                   (CONTINUED)

NOTE E - Management Recognition and Development Plan and Stock Option Plan
         (continued)
--------------------------------------------------------------------------
directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. As of May 12, 1997, 1,000 shares have been exercised at the option price of $12.9375 per share.

NOTE F - Stock Repurchase Program
---------------------------------
The Company, Inc. received approval from the Office of the Thrift Supervision to begin its third stock repurchase program to acquire up to approximately 75,908 shares, or approximately 10% of the Corporation's outstanding common stock. The repurchases are conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases could be effected. The price paid for the shares purchased in the open market does not exceed the lowest current independent offer quotation reported on the NASDAQ Small-Cap Market. The number of shares purchased in the open market during any day generally was not to exceed 25% of the average daily trading volume of the common stock over the preceding four weeks, except for block purchases. As of May 12, 1997, 50,100 of the 75,908 shares have been repurchased at a cost of $793,035.00. In all three repurchases, 178,832 shares have been repurchased at a cost of $2,468,977.76.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1996, as well as certain changes in results of operations during the three and six month periods ended March 31, 1997 and 1996.

         The following should be read in conjunction with the Company's 10-KSB for the year ended September 30, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

CHANGES IN FINANCIAL CONDITION
------------------------------
         Cash and cash equivalents decreased $4.5 million during the six months ended March 31, 1997. The decrease was primarily from the maturity of $6 million in short-term customer deposits in October of 1996 and was partially offset by an increase in other customer deposits of $200,000 and the maturity of $1.1 million in certificates of deposit. Net loans increased $900,000 during the six month period to $32 million as of March 31, 1997 from $31.1 million at September 30, 1996. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Investment securities increased $1.1 million to $13.5 million and property and equipment increased $300,000 due to the purchase of a building lot in a commercial development in the south part of Neosho, Missouri for a possible future expansion site for the Association. Cash was also used to purchase treasury stock at a cost of $791,000 in the six months ended march 31, 1997. Cash advances of $3 million from Federal Home Loan Bank of Des Moines Iowa funded the majority of the growth in loans and investment securities.

         Nonperforming assets were $33,000 or .06% of total assets at March 31, 1997, compared to $22,000, or .04% of total assets at September 30, 1996. There were no nonaccrual loans at March 31, 1997, decreasing from $3,000 at September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

         NET INCOME. Net income was $125,000 for the quarter ended March 31, 1997 compared to $133,000 for the quarter ended March 31, 1996. Net interest income after provision for loan losses increased $11,000, noninterest income decreased $11,000 and noninterest expense increased $8,000. Income tax expense was unchanged for the two periods.

         NET INTEREST INCOME. Net interest income of $447,000 for the quarter ended March 31, 1997 increased by $6,000, or 1.4% from $441,000 for the quarter ended March 31, 1996. Interest income increased $39,000 while interest expense increased $33,000.

         INTEREST INCOME. Interest income increased by $39,000 or 4.3% to $953,000 for the quarter ended March 31, 1997 from $914,000 for the quarter ended March 31, 1996. Interest income from loans receivable increased $80,000 to $582,000 for the quarter ended March 31, 1997 from $502,000 for the quarter ended March 31, 1996. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)

by $63,000 to $221,000 for the quarter ended March 31, 1997 from $158,000 for the quarter ended March 31, 1996. This increase was due to an increase in the balances and average rates in investment securities. Interest income from mortgage-backed securities decreased by $19,000 to $89,000 for the quarter ended March 31, 1997 from $108,000 for the quarter ended March 31, 1996. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $85,000 to $61,000 for the quarter ended March 31, 1997 from $146,000 for the quarter ended March 31, 1996. This decrease was primarily due to a decrease in cash on hand as more funds have been used to repurchase stock, pay dividends and finance loan activity since the period ending March 31, 1996.

         INTEREST EXPENSE. Interest expense of $506,000 for the quarter ended March 31, 1997 increased $33,000, or 7%, from $473,000 for the quarter ended March 31, 1996. The increase is attributable to interest paid on FHLB advances.

         PROVISION FOR LOAN LOSSES. Loan loss provisions were zero for the period ending March 31, 1997 compared to $5,000 for the period ending March 31, 1996. Actual loan losses net of recoveries were zero for both quarters.

         NONINTEREST INCOME. Noninterest income of $60,000 for the quarter ended March 31, 1997 decreased $11,000 from $71,000 for the quarter ended March 31, 1996. This decrease was primarily due to a decrease in the volume and associated gain of securities sold by the Company in the quarter ending March 31, 1997 compared to the quarter ended March 31, 1996.

         NONINTEREST EXPENSE. Noninterest expense increased $8,000, or 2.5%, to $330,000 for the quarter ended March 31, 1997 from $322,000 for the quarter ended March 31, 1996. This increase was largely due to a $16,000 increase in compensation and employee benefits which is due to increases in ESOP expense as the price of the Company's stock has increased and annual salary increases effective October 1, 1996 and a $17,000 increase in other operating expenses. This was offset by a $25,000 decrease in deposit insurance premiums for the period ending March 31, 1997 as a result of adjustments and new rates after the one-time special FDIC assessment of September 30, 1996.

         NET INTEREST MARGIN. Net interest margin increased to 3.17% for the three months ended March 31, 1997 from 3.13% for the three months ended March 31, 1996. Income from earning assets increased by $39,000, or 4.3%, between the two quarters while interest expense increased by $33,000, or 7%. The average earning asset base increased by $71,000, or .1%. The average interest-bearing liability base increased by $1.9 million, or 4.3%.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997 TO THE SIX MONTHS ENDED MARCH 31, 1996

         NET INCOME. Net income decreased $35,000 to $249,000 for the six months ended March 31, 1997 from $284,000 for the six months ended March 31, 1996. Net interest income after provision for loan losses decreased by $23,000 to $895,000 for the six months ended March 31, 1997 from $918,000 for the six months ended March 31, 1996. Noninterest income decreased by $2,000, noninterest expense increased by $26,000 and income taxes decreased by $16,000 due to the decrease in income before income tax expense.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)


         NET INTEREST INCOME. Net interest income of $896,000 for the six months ended March 31, 1997 decreased $27,000 from net interest income of $923,000 for the six months ended March 31, 1996. Total interest income increased by $63,000 while interest expense increased by $90,000.

         INTEREST INCOME. Total interest income increased $63,000 to $1.92 million for the six months ended March 31, 1997 from $1.85 million for the six months ended March 31, 1996. The increase was comprised of increases in income from loans receivable and investment securities. The interest income from loans increased by $150,000 to $1.15 million for the six months ended March 31, 1997 from $1 million for the six months ended March 31, 1996. This increase was primarily due to the increase in the average outstanding loan balances and increased average loan rates during the two periods. Income on investment securities increased by $51,000 to $438,000 for the six months ended March 31, 1997 from $387,000 for the six months ended March 31, 1996. This increase was primarily due to the increase in the average balance of investment securities. The increases in interest income were offset by a decrease in income from other interest earning assets of $110,000 to $139,000 for the period ending March 31, 1997 from $249,000 for the period ending March 31, 1996. This decrease is a result of lower balances in cash in interest bearing accounts as the funds have been used to pay dividends and the one time special assessment for FDIC insurance as well as funding loan growth.

         INTEREST EXPENSE. Total interest expense was $1.02 million for the six months ended March 31, 1997, a $90,000 increase from $930,000 for the six months ended March 31, 1996. An increase in the average rates paid on customer deposits plus the interest paid on FHLB advances were responsible for the increase.

         PROVISION FOR LOAN LOSSES. Provision for loan losses decreased by $4,000 to $1,000 for the six months ended March 31, 1997 from $5,000 for the six months ended March 31, 1996. Actual loan losses, net of recoveries, were zero for the six months ended March 31, 1997 and March 31, 1996.

         NONINTEREST INCOME. Noninterest income of $131,000 for the six months ended March 31, 1997 remained relatively stable with a decrease of $2,000 from $133,000 for the six months ended March 31, 1996

         NONINTEREST EXPENSE. Noninterest expense increased by $26,000 to $667,000 for the six months ended March 31, 1997 from $641,000 for the six months ended March 31, 1996. Compensation and employee benefits increased by $39,000 due to the implementation of the MRDP and annual salary increases effective October 1, 1996. Other operating expenses increased $19,000 to $98,000 for the six months ended March 31, 1997 from $79,000 for the six months ended March 31, 1996 as a result of expenses necessary in the normal operations of the Company. These expenses were partially offset by a decrease in deposit insurance premiums of $26,000 for the six months ended March 31, 1997 as a result of adjustments and new rates after the one-time special FDIC assessment of September 30, 1996.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


         NET INTEREST MARGIN. Net interest margin of 3.17% for the six months ended March 31, 1997 decreased .15% from 3.32% for the six months ended March 31, 1996. Income from earning assets increased by $63,000, or 3.4% between the two periods while interest expense increased by $90,000, or 9.7%. The average earning asset base increased by $990,000 or 1.8%. The average interest-bearing liability base increased by $2.9 million or 6.8%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, net operating income and cash advances from Federal Home Loan Bank of Des Moines when appropriate. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996 and 1995, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 1997, Neosho Savings and Loan had approved loan commitments totaling $462,000 and undisbursed loans in process of $349,000.

         Liquid funds necessary for normal daily operations of the Association are maintained in a working checking account and a daily time account with the Federal Home Loan Bank of Des Moines. It is the Association's current policy to maintain adequate collected balances in those deposit accounts to meet daily operating expense, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in the checking account and transferred, when appropriate, to the daily time account to enhance income.

         Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.3% is expected to remain basically constant. Interest expense is expected to gradually increase as the rates on transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. Overall interest expense will increase because interest is now being paid on cash advances. However, those cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as rates on adjustable-rate loans continue to gradually rise as those loans reprice at the annual adjustment dates. Customer deposits are expected to remain stable.

         At March 31, 1997, certificates of deposit amounted to $28 million, or 65% of Neosho Savings and Loan's total deposits, including $21.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

         The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan liquidity ratio was 37.12% and its short-term liquidity ratio was 11.17% at March 31,1997. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

         The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at March 31, 1997.


                                                                Percent of
                                                                Adjusted
                                                     Amount     Total Assets
                                                           (Unaudited)
                                                     (Dollars in thousands)
                                                     ------       --------
Tangible capital                                   $  8,475          15.0%
Tangible capital requirement                            848           1.5
                                                     ------       --------
Excess                                             $  7,627          13.5%
                                                     ======       ========

Core capital                                       $  8,475          15.0%
Core capital requirement                              1,695           3.0
                                                     ------        -------
Excess                                             $  6,780          12.0%
                                                     ======        =======

Risk-based capital                                 $  8,518          35.4%
Risk-based capital requirement                        1,926           8.0
                                                     ------        -------
Excess                                             $  6,592          27.4%
                                                     ======        =======

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholder of the Company ("Meeting") was held on January 15, 1997. The results of the vote on the matters presented at the Meeting is as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                           Vote For         Vote Withheld

                  C.R. Butler               621,644              10,900
                                           ---------            --------
                  Ralph J. Haas             621,644              10,900
                                           ---------            --------

                  The terms of Directors Robert J. Johnson, George A. Henry, Jon C. Genisio and John D. Mills continued after the meeting.

                  Broker non-votes totaled  0

         2. The appointment of Kirkpatrick, Phillips & Miller, CPAs, P.C. as auditors for the Company for the fiscal year ending September 30, 1997 was ratified by stockholders by the following vote:

                  For   630,944 ;  Against   400  ;  Abstain     1,200
                     -----------          --------          ----------

                  Broker non-votes totaled  0        .

ITEM 5, OTHER INFORMATION

None.

                      N S & L BANCORP, INC. AND SUBSIDIARY

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

     In a Form 8-K filed on January 17, 1997, the Company announced it had received approval from the OTS to commence a stock repurchase program to acquire up to approximately 75,908 shares, or approximately 10% of its outstanding common stock over a twelve month period.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  N S & L Bancorp, Inc.


Date: May 12, 1997.                               By:/s/C.R. "RICK" BUTLER
                                                     ---------------------
                                                     C. R. 'Rick' Butler
                                                     President
                                                     CEO


                                                  By:/s/CAROL GUEST
                                                     ---------------
                                                     Carol Guest
                                                     Treasurer