Form 10QSB
period 1997-06-30
NS&L BANCORP INC
filed 1997-08-12
CIK 939929

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending          June 30, 1997
                                  ---------------------------

                                   or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number         0-25814
                               -------

                           N S & L Bancorp, Inc.
       (Exact name of registrant as specified in its charter)

   Missouri                                       43-1709446
   --------                                       ----------
(State or other jurisdiction of I.R.S.           (I.R.S. Employer
Employer Incorporation or organization)          Identification No.)

   P.O. Box 369, Neosho, MO                        64850
   ------------------------                        -----
(Address of principal executive offices)          (Zip Code)

   (417) 451-0429
   --------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

AS OF AUGUST 4, 1997, THERE WERE 707,482 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997

INDEX                                                           PAGE
-----                                                           ----
PART I-FINANCIAL INFORMATION
----------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)        1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                     2

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                 3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    8-12



PART II - OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS                                         13

ITEM 2.  CHANGES IN SECURITIES                                     13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           13

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
           HOLDERS                                                 13

ITEM 5.  OTHER INFORMATION                                         13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          13


SIGNATURES

                      N S & L BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

       --------------------------------------------------------------------

                                                            (Unaudited)
                                                        JUNE 30,   SEPTEMBER 30,
                                                          1997          1996
                                                        --------      --------
                  ASSETS                                (Dollars in thousands)
Cash and cash equivalents, including
  interest-bearing accounts of $4,004                   $  4,652      $  8,853
  at June 30 and $8,202 at September 30
Certificates of deposit                                    1,493         2,598
Investment securities available-for-sale, at fair value      254           925
Investment securities held-to-maturity
  (estimated market value of $13,220 at June 30
  and $11,480 at September 30)                            13,639        11,554
Mortgage-backed securities held-to-maturity
  (estimated market value of $4,888 at June 30
  and $5,448 at September 30)                              4,750         5,342
Loans receivable, net (reserves for loan losses of $42
  at June 30 and $41 at September 30)                     33,238        31,051
Accrued interest receivable                                  404           391
Property and equipment, less accumulated depreciation      1,127           868
Other assets                                                 154           225
                                                    ------------    ----------
    Total assets                                        $ 59,711      $ 61,807
                                                    ============    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                       $ 44,018      $ 48,444
Advances from FHLB                                         3,000           --
Advances from borrowers for taxes and insurance              250           314
Income taxes payable - current                               157            22
Deferred income taxes                                        321           291
Other liabilities                                            286           558
                                                    ------------    ----------
  Total liabilities                                       48,032        49,629

Commitments and contingencies                                --            --

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                    --            --
Common stock, $.01 par value; 8,000,000 shares authorized,
 issued 886,314 at June 30 and 887,814 at September 30,
 outstanding 707,482 at June 30 and 759,082 at September 30   9             9
Paid-in capital                                            8,424         8,416
Retained earnings - substantially restricted               6,484         6,363
Treasury Stock - at cost; 178,832 shares at
  June 30 and 128,732 at September 30                     (2,469)       (1,676)
Unearned compensation                                       (815)         (953)
Unrealized gain on investment securities available-for-
  sale, net of applicable deferred income taxes               46            19
                                                    ------------    ----------
  Total stockholders' equity                              11,679        12,178
                                                    ------------    ----------
  Total liabilities and stockholders' equity            $ 59,711      $ 61,807
                                                    ============    ==========


       See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                -----------------------------------------------
                                (Unaudited)

                                        QUARTER ENDED        NINE MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                       1997       1996        1997        1996
                                     -------     ------      ------      ------
                                                (Dollars in thousands)
Interest Income:
  Loans receivable                    $  606     $  526     $ 1,759     $ 1,527
  Investment securities                  222        166         660         553
  Mortgage-backed and related securities  89        106         275         322
  Other interest-earning assets           58        136         197         385
                                     -------     ------      ------      ------
      Total interest income              975        934       2,891       2,787

Interest Expense:
  Customer deposits                      470        472       1,423       1,402
  Borrowed funds                          43         --         110          --
                                     -------     ------      ------      ------
      Total interest expense             513        472       1,533       1,402
                                     -------     ------      ------      ------
  Net interest income                    462        462       1,358       1,385
Provision for loan losses                 --         --           1           5
                                     -------     ------      ------      ------
  Net interest income after
    provision for loan losses            462        462       1,357       1,380
                                     -------     ------      ------      ------
Noninterest Income:
  Gain on sale of investments             --         --          37          55
  Banking service charges and fees        31         37         108         107
  Loan late charges                        1          1           5           5
  Other                                    4         31          17          35
                                     -------     ------      ------      ------
    Total noninterest income              36         69         167         202
                                     -------     ------      ------      ------
Noninterest Expense:
  Compensation and employee benefits     175        162         535         483
  Occupancy and equipment                 36         34         111         104
  Deposit insurance premium                7         24          32          75
  Data processing                         15         22          61          70
  Printing, postage, stationery
    and supplies                          14         16          47          46
  Professional fees                       13         11          43          53
  Other                                   29         43         127         122
                                     -------     ------      ------      ------
    Total noninterest expense            289        312         956         953
                                     -------     ------      ------      ------
    Income before taxes                  209        219         568         629
Income Taxes                              70         78         180         204
                                     -------     ------      ------      ------
Net income                           $   139     $  141      $  388      $  425
                                     =======     ======      ======      ======

Earnings per share                   $   .19     $  .19      $  .53      $  .52
                                     =======     ======      ======      ======

Dividends per share                  $  .125     $ .125      $ .375      $  .35
                                     =======     ======      ======      ======



           See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             --------------------------------------------------------
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                        (Unaudited)
                                                   1997              1996
                                               ------------       ----------
                                                   (Dollars in thousands)
Cash flows from operating activities:
  Net income                                    $      388        $     425
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      63               62
      Premiums and discounts on mortgage-backed
        securities and investment securities           (74)             (92)
      Loss on loans, net of recoveries                   1                5
      Income reinvested FHLB stock                      --               (8)
      Release of ESOP shares                            79               45
      Vesting of MRDP shares                            55               37
      Gain on sale of investments, available-for-sale  (37)             (55)
      Net change in operating accounts:
       Accrued interest receivable                     (13)              41
       Other assets                                     71               26
       Other liabilities                              (262)              23
       Income taxes payable - deferred                  14              (26)
       Income taxes payable - current                  135              100
                                               ------------       ----------
        Net cash from operating activities             420              583
                                               ------------       ----------
Cash flows from investing activities:
  Purchase of investment securities held-to-
    maturity                                        (2,495)          (7,786)
  Purchase of investment securities available-
    for-sale                                            --           (1,080)
  Proceeds from maturities of investment securities
    held-to-maturity                                   475            9,528
  Proceeds from maturities of investment securities
    available-for-sale                                 500               --
  Proceeds from sale of investment securities
    available-for-sale                                 251              266
  Net change in certificates of deposit              1,105             (377)
  Proceeds from sale of loans                           57               --
  Net change in loans receivable                    (2,245)          (3,786)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity     916              648
  Purchase of mortgage-backed securities held-to-
    maturity                                          (315)            (371)
  Purchases of property and equipment                 (322)             (19)
                                               ------------       ----------
    Net cash used in investing activities      $    (2,073)       $  (2,977)
                                               ------------       ----------

           See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

      ----------------------------------------------------------------------
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                        (Unaudited)
                                                   1997              1996
                                               ------------       ----------
                                                  (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit      $    (4,426)        $ (1,090)
  Net decrease in mortgage escrow funds                (64)             (52)
  Cash dividends paid                                 (278)            (282)
  Purchase of treasury stock                          (793)            (585)
  Proceeds from stock options exercised                 13               --
  Cash advances from FHLB                            3,000               --
                                               ------------       ----------
     Net cash used in financing activities          (2,548)          (2,009)
                                               ------------       ----------
Net increase (decrease) in cash and
  cash equivalents                                  (4,201)          (4,403)
Cash and cash equivalents - beginning of period      8,853           10,240
                                               ------------       ----------
Cash and cash equivalents - end of period      $     4,652        $   5,837
                                               ============       ==========











           See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------
The consolidated interim financial statements as of June 30, 1997 included in this report have been prepared by N S & L Bancorp, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1997 interim financial statements. The results of operations for the period ended June 30, 1997 is not necessarily indicative of the operating results for the full year. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE C Employee Stock Ownership Plan (continued)
------------------------------------------------
As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $28, 485 and $14,816 for the three months ended June 30, 1997 and 1996 respectively and $79,019 and $45,223 for the nine months ended June 30, 1997 and 1996 respectively.

A summary of ESOP shares at June 30, 1997 is as follows:

Shares allocated                                    8,816

Shares committed for release                        5,139

Unreleased shares                                  54,373
                                                   ------
    Total                                          68,328
                                                   ======

Fair value of unreleased shares                  $937,934

NOTE D - Accounting Changes
---------------------------
Effective October 1, 1995, the association implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires a lender to consider a loan to be impaired if the lender believes it is probable it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. Also implemented was SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures,: which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS No. 114. The association monitors and evaluates all loans monthly. Any loans over 90 days are non accrual loans but not necessarily impaired. An impaired loan is considered by management , based on current information and events, to be probable that all amounts due according to the contractual terms of the loan agreement will be uncollectable. The probability of uncollectability is based on management's normal review procedures. All insignificant delays and short falls in the amount of payments are not considered to impair a loan. At the period ending June 30, 1997, the Association considered none of its loans to be impaired.

NOTE E - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------
The 1995 Management Recognition and Development Plan ("MRDP") was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370 . The MRDP shares will vest and be

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)

                                   (CONTINUED)

NOTE E - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------
(continued)
expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $18,519 and $20,388 for the three months ended June 30, 1997 and 1996 respectively and $55,000 and $37,377 for the nine months ended June 30, 1997 and 1996 respectively.

Also adopted on January 17, 1996 was a Stock Option Plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. As of August 4, 1997, 1,000 shares have been exercised at the exercise price of $12.9375 per share.

NOTE F - Stock Repurchase Program
---------------------------------
The Company received approval from the Office of the Thrift Supervision to begin its third stock repurchase program to acquire up to approximately 75,908 shares, or approximately 10% of the Corporation's outstanding common stock. The repurchases are conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases could be effected. The price paid for the shares purchased in the open market does not exceed the lowest current independent offer quotation reported on the Nasdaq Small-Cap Market. The number of shares purchased in the open market during any day generally is not to exceed 25% of the average daily trading volume of the common stock over the preceding four weeks, except for block purchases. As of August 4, 1997, 50,100 of the 75,908 shares have been repurchased at a cost of $793,035. In all three repurchases, 178,832 shares have been repurchased at a cost of $2,468,978.

NOTE G - Business Acquisition
-----------------------------
On June 25, 1997, the Association entered into a contract to purchase all of the outstanding stock of Crawford Mortgage and Financial Services, Inc. The acquisition is anticipated to be completed in August 1997. Crawford Mortgage is located in Joplin, Missouri. The purchase price is based on the book value of Crawford Mortgage and will not exceed $150,000. The acquisition is anticipated to be accounted for under the purchase method.

                  N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1996, as well as certain changes in results of operations during the three and nine month periods ended June 30, 1997 and 1996.

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

CHANGES IN FINANCIAL CONDITION
------------------------------
      Cash and cash equivalents decreased $4.2 million during the nine months ended June 30, 1997. The decrease was primarily from the maturity of $6 million in short-term customer deposits in October of 1996 and was partially offset by an increase in other customer deposits of $1.5 million and the maturity of $1.1 million in certificates of deposit. Net loans increased $2.2 million during the nine month period to $33.2 million as of June 30, 1997 from $31 million at September 30, 1996. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Investment securities increased $1.4 million to $13.9 million and property and equipment increased $300,000 due to the purchase of a building lot in a commercial development in the south part of Neosho, Missouri for a possible future expansion site for the Association. Cash was also used to purchase treasury stock at a cost of $793,000 in the nine months ended June 30, 1997. Cash advances of $3 million from Federal Home Loan Bank of Des Moines Iowa funded the majority of the growth in loans and investment securities

      Nonperforming assets were $20,000 or .03% of total assets at June 30, 1997, compared to $22,000, or .04% of total assets at September 30, 1996. There was $9,000 in nonaccrual loans at June 30, 1997, increasing from $3,000 at September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996
----------------------------------------------------------------------------
      NET INCOME. Net income was $139,000 for the quarter ended June 30, 1997 compared to $141,000 for the quarter ended June 30, 1996. Net interest income after provision for loan losses was unchanged at $462,000, noninterest income decreased $33,000 and noninterest expense decreased $23,000. Income tax expense decreased $8,000.

      NET INTEREST INCOME. Net interest income of $462,000 for the quarter ended June 30, 1997 was unchanged from the quarter ended June 30, 1996. Interest income and interest expense both increased $41,000.

      INTEREST INCOME. Interest income increased by $41,000 or 4.4% to $975,000 for the quarter ended June 30, 1997 from $934,000 for the quarter ended June 30, 1996. Interest income from loans receivable increased $80,000 to $606,000 for the quarter ended June 30, 1997 from $526,000 for the quarter ended June 30, 1996. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $56,000 to

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

$222,000 for the quarter ended June 30, 1997 from $166,000 for the quarter ended June 30, 1996. This increase was due to an increase in the balances and average rates in investment securities. Interest income from mortgage-backed securities decreased by $17,000 to $89,000 for the quarter ended June 30, 1997 from $106,000 for the quarter ended June 30, 1996. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $78,000 to $58,000 for the quarter ended June 30, 1997 from $136,000 for the quarter ended June 30, 1996. This decrease was primarily due to a decrease in cash on hand as more funds have been used to repurchase stock, pay dividends and finance loan activity since the period ending June 30, 1996.

      INTEREST EXPENSE. Interest expense of $513,000 for the quarter ended June 30, 1997 increased $41,000, or 8.7%, from $472,000 for the quarter ended June 30, 1996. The increase is attributable to interest paid on FHLB advances.

      PROVISION FOR LOAN LOSSES. Loan loss provisions were zero for the period ending June 30, 1997 and the period ending June 30, 1996. Actual loan losses net of recoveries were zero for both quarters.

      NONINTEREST INCOME. Noninterest income of $36,000 for the quarter ended June 30, 1997 decreased $33,000 from $69,000 for the quarter ended June 30, 1996. This decrease was primarily due to a gain on the sale of equity in assets sold by the Association's data processor in the quarter ending June 30, 1996.

      NONINTEREST EXPENSE. Noninterest expense decreased $23,000, or 7.4%, to $289,000 for the quarter ended June 30, 1997 from $312,000 for the quarter ended June 30, 1996. This decrease was largely due to a $17,000 decrease in deposit insurance premiums for the period ending June 30, 1997 as a result of new rates after the one-time special FDIC assessment of September 30, 1996. Other operating expenses decreased $14,000 and was partially offset by an increase of $13,000 in compensation and employee benefits which is due to increases in ESOP expense as the price of the Company's stock has increased and annual salary increases effective October 1, 1996.

      NET INTEREST MARGIN. Net interest margin decreased to 3.15% for the three months ended June 30, 1997 compared to 3.29% for the three months ended June 30, 1996. Income from earning assets increased by $41,000, or 4.4%, between the two quarters and interest expense also increased by $41,000, or 8.7%. The average earning asset base increased by $2.4 million, or 4.3%. The average interest-bearing liability base increased by $3 million, or 6.9%.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997 TO THE NINE MONTHS ENDED
JUNE 30, 1996
---------------------------------------------------------------------------
      NET INCOME. Net income decreased $37,000 to $388,000 for the nine months ended June 30, 1997 from $425,000 for the nine months ended June 30, 1996. Net interest income after provision for loan losses decreased by $23,000 to $1.36 million for the nine months ended June 30, 1997 from $1.38 million for the nine months ended June 30, 1996. Noninterest income decreased by $35,000, noninterest expense increased by $3,000 and income taxes decreased by $24,000 due to the decrease in income before income tax expense.

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      NET INTEREST INCOME. Net interest income of $1.36 million for the nine months ended June 30, 1997 decreased $23,000 from net interest income of $1.38 million for the nine months ended June 30, 1996. Total interest income increased by $104,000 while interest expense increased by $131,000.

      INTEREST INCOME. Total interest income increased $104,000 to $2.89 million for the nine months ended June 30, 1997 from $2.79 million for the nine months ended June 30, 1996. The increase was comprised of increases in income from loans receivable and investment securities. The interest income from loans increased by $232,000 to $1.76 million for the nine months ended June 30, 1997 from $1.53 million for the nine months ended June 30, 1996. This increase was primarily due to the increase in the average outstanding loan balances and increased average loan rates during the two periods. Income on investment securities increased by $107,000 to $660,000 for the nine months ended June 30, 1997 from $553,000 for the nine months ended June 30, 1996. This increase was primarily due to the increase in the average balance of investment securities. The increases in interest income were offset by a decrease in income from other interest earning assets of $188,000 to $197,000 for the period ending June 30, 1997 from $385,000 for the period ending June 30, 1996. This decrease is a result of lower balances in cash in interest bearing accounts as the funds have been used to pay dividends and the one time special assessment for FDIC insurance as well as the purchase of treasury stock.

      INTEREST EXPENSE. Total interest expense was $1.53 million for the nine months ended June 30, 1997, a $131,000 increase from $1.4 million for the nine months ended June 30, 1996. An increase in the average rates paid on customer deposits plus the interest paid on FHLB advances were responsible for the increase.

      PROVISION FOR LOAN LOSSES. Provision for loan losses decreased by $4,000 to $1,000 for the nine months ended June 30, 1997 from $5,000 for the nine months ended June 30, 1996. Actual loan losses, net of recoveries, were zero for the nine months ended June 30, 1997 and June 30, 1996.

      NONINTEREST INCOME. Noninterest income of $167,000 for the nine months ended June 30, 1997 decreased by $35,000 from $202,000 for the nine months ended June 30, 1996. There was a decrease on the gain on the sale of investments of $18,000 between the two periods and there was $27,000 in equity in assets sold by the Association's data processor in the prior period.

      NONINTEREST EXPENSE. Noninterest expense increased by $3,000 to $956,000 for the nine months ended June 30, 1997 from $953,000 for the nine months ended June 30, 1996. Compensation and employee benefits increased by $52,000 due to the implementation of the MRDP and annual salary increases effective October 1, 1996. This expense was partially offset by a decrease in deposit insurance premiums of $43,000 for the nine months ended June 30, 1997 as a result of adjustments and new rates after the one-time special FDIC assessment of September 30, 1996.

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      NET INTEREST MARGIN. Net interest margin of 3.19% for the nine months ended June 30, 1997 decreased .12% from 3.31% for the nine months ended June 30, 1996. Income from earning assets increased by $104,000, or 3.7% between the two periods while interest expense increased by $131,000, or 9.3%. The average earning asset base increased by $921,000 or 1.6%. The average interest-bearing liability base increased by $2.9 million or 6.8%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, net operating income and cash advances from Federal Home Loan Bank of Des Moines when appropriate. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996 and 1995, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At June 30, 1997, Neosho Savings and Loan had approved loan commitments totaling $297,000 and undisbursed loans in process of $83,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.2% is expected to remain basically constant. Interest expense is expected to gradually increase as the rates on transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. Overall interest expense will increase because interest is now being paid on cash advances. However, those cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as rates on adjustable-rate loans continue to gradually rise as those loans reprice at the annual adjustment dates. Customer deposits are expected to remain stable.

      At June 30, 1997, certificates of deposit amounted to $28 million, or 64% of Neosho Savings and Loan's total deposits, including $21.5 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

      The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan's liquidity ratio was 33.98% and its short-term liquidity ratio was 11.99% at June 30,1997. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 1997.

                                                         Percent of Adjusted
                                           Amount        Total Assets
                                                 (Unaudited)
                                           (Dollars in thousands)
                                           -------       -------
Tangible capital                          $  8,650          15.0%
Tangible capital requirement                   872           1.5
                                           -------       -------
Excess                                    $  7,778          13.5%
                                          ========          ====

Core capital                              $  8,650          15.0%
Core capital requirement                     1,745           3.0
                                           -------          ----
Excess                                    $  6,905          12.0%
                                          ========          ====

Risk-based capital                        $  8,692          35.1%
Risk-based capital requirement               1,983           8.0
                                          --------         -----
Excess                                    $  6,709          27.1%
                                          ========          ====

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

                                            N S & L Bancorp, Inc.

Date:      August 4, 1997                   By:/s/C.R."RICK" BUTLER
     ------------------------                  ---------------------
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