Form 10KSB40
period 1997-09-30
NS&L BANCORP INC
filed 1997-12-29
CIK 939929

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                            ___________________________

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1997          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number:  0-25814

                                  NS&L BANCORP, INC.
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

       Missouri                                              43-1709446
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                      Identification No.)

111 East Main Street, Neosho, Missouri                         64850
---------------------------------------------          ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (417) 451-0429
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant
to Section 12(g) of the Act:       Common Stock, par value $0.01 per share
                                   ---------------------------------------
                                              (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
              ---     ---
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.    X
                                                ---
    The registrant's revenues for the fiscal year ended September 30, 1997 were $4,092,000.

    As of December 16, 1997, there were issued and outstanding 705,416 shares of the registrant's Common Stock, which are listed on the Nasdaq SmallCap Market under the symbol "NSLB." Based on the average of the bid and asked prices for the Common Stock on December 16, 1997, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $13,029,034 (705,416 shares at $18.47 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)
           Yes          No  X
              ---          ---

                                 PART I

Item 1. Description of Business
-------------------------------

General

     NS&L Bancorp, Inc. ("NS&L Bancorp" or the "Corporation"), a Missouri corporation, was organized on February 27, 1995 for the purpose of becoming the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings" or the "Association") upon Neosho Savings's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on June 7, 1995. At September 30, 1997, the Corporation had total assets of $59.8 million, total deposits of $43.9 million and stockholders' equity of $11.8 million. NS&L Bancorp has not engaged in any significant activity other than holding the stock of Neosho Savings. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Neosho Savings and its subsidiary.

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

     The Association is a community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Association's lending market area. The Association is a portfolio lender and has not sold the mortgage loans that it originates. At September 30, 1997, one- to four-family residential mortgage loans totalled $31.6 million, which represented 92.6% of the Association's total loans at that date.

     In addition, the Corporation invests in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") and in investment securities, including securities issued by the U.S. Government and agencies thereof.
Mortgage-backed securities and investment securities totalled $4.5 million and $13.7 million, respectively, at September 30, 1997.

Market Area and Competition

     Neosho, Missouri is located in Newton County approximately 20 miles southeast of Joplin, Missouri in the Southwest corner of Missouri. The Association focuses primarily on serving customers located in Newton County, Missouri and, to a lesser extent, on customers in surrounding counties in southwest Missouri (McDonald, Jasper, Barry and Lawrence counties). According to the 1990 census, Newton County had a population of approximately 44,500. The primary industry in Newton County is light manufacturing. The unemployment rate in Newton County is estimated to be 4.0% as of October 1997. Major employers in the Association's market area include La-Z Boy Midwest, a furniture manufacturer, Sunbeam Outdoor Products, a manufacturer of outdoor grills and other products, and Tyson Foods, Inc., a poultry processor.

     The Association operates in a highly competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions and from commercial banks located in its lending market area. As of September 30, 1997, there was one other thrift institution and four commercial banks in Neosho. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future. In addition, the Association's future growth may be restricted by the generally limited growth being experienced in the Association's market area.

Operating Strategy

     The business of the Association consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Association has also purchased loans with funds received from the Corporation's sale of stock in the Conversion and advances from FHLB. The Association also invests in U.S. Government and agency securities and mortgage-backed securities. The Association plans to continue to fund its assets with deposits and FHLB advances will be utilized when appropriate. The Association's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan, investment and mortgage-backed and related securities portfolios and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Association's quarterly reports to the OTS, the Association receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Association meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 1997 and the

Association was not exempt from the rule, the Association's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

     The following table is provided by the OTS and illustrates the change in NPV at September 30, 1997, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.


                                                     Net Portfolio as % of
Basis Point ("bp")       Net Portfolio Value       Portfolio Value of Assets
                   ------------------------------  -------------------------
Change in Rates    $ Amount $ Change(1)  % Change  NPV Ratio(2)   Change(3)
------------------ -------- -----------  --------  ------------   ---------
                        (Dollars in Thousands)

     400           $ 9,239     -1,715      -16%       15.97%       -203bp
     300             9,909     -1,045      -10        16.85        -115
     200            10,454     -  500      - 5        17.52        - 48
     100            10,807     -  147      - 1        17.90        - 96
       0            10,954                            18.00
    (100)           10,902     -   52        0        17.82        - 18
    (200)           10,801     -  153      - 1        17.56        - 43
    (300)           10,765     -  189      - 2        17.39        - 61
    (400)           10,915     -   39        0        17.46        - 54

------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

     The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 1997, the change in NPV as a percentage of portfolio value of total assets is negative 82%, which is less than negative 2.0%, indicating that the Association has a "normal" level of interest rate risk.

                                                          At
                                                     September 30,
                                                         1997
                                                     ------------
RISK MEASURES:  200 BP RATE SHOCK:

Pre-Shock NPV Ratio:  NPV as % of PV of Assets . . .    18.00%
Exposure Measure:  Post-Shock NPV Ratio. . . . . . .    17.52%
Sensitivity Measure:  Change in NPV Ratio. . . . . .     - 48bp

CALCULATION OF CAPITAL COMPONENT:

Change in NPV as % of PV of Assets . . . . . . . . .      .82
Interest Rate Risk Capital Component (1) . . . . . .       --

-------------
(1) No amount is shown on the IRR capital component line because the Association is exempt from the IRR capital component.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Lending Activities

     General. The principal lending activity of the Association currently is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Association also originates commercial real estate, residential construction and consumer loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                            At September 30,
                         -----------------------------------------------------
                                1995              1996              1997
                         -----------------   ---------------  ----------------
                         Amount    Percent   Amount  Percent  Amount   Percent
                         ------    -------   ------  -------  ------   -------
                                         (Dollars in Thousands)
Mortgage loans:
 One- to four-dwel-
   ling units . . . . . $24,579    93.60%   $29,625  94.46%  $31,629    92.56%
 Commercial and
   multi-family . . . .     178      .68         77    .25       586     1.72
 Construction . . . . .     604     2.30        486   1.55       345     1.01
                         ------    -----     ------  -----    ------    -----
  Total mortgage
    loans . . . . . . .  25,361    96.58     30,188  96.26    32,560    95.29
                         ------    -----     ------  -----    ------    -----
Consumer and other loans:
 Loans on deposit
  accounts. . . . . . .     403     1.54        471   1.51       408     1.19
 Education. . . . . . .       2      .01         16    .05        32      .09
 Automobile . . . . . .     492     1.87        680   2.17     1,143     3.35
 Other. . . . . . . . .      --       --          4    .01        27      .08
                         ------    -----     ------  -----    ------    -----
   Total consumer and
      other loans . . .     897     3.42      1,171   3.74     1,610     4.71
                         ------    -----     ------  -----    ------    -----
   Total loans. . . . .  26,258   100.00%    31,359 100.00%   34,170   100.00%
                         ------   ======     ------ ======    ------   ======

Less:
 Undisbursed loans
  in process. . . . . .     267                 225              209
 Unearned loan fees . .      20                  42               38
 Allowances for loan
  losses. . . . . . . .      38                  41               44
                         ------              ------           ------
  Total loans
    receivable, net . . $25,933             $31,051          $33,879
                         ======              ======           ======

     Residential Real Estate Lending. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its lending market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1997, $31.6 million, or 92.6% of the Association's total loan portfolio, consisted of loans secured by one- to four-family residential real estate. Included in these loans are home equity loans. The Association presently originates for retention in its portfolio both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1997, $26.1 million, or 82.8%, of the Association's one- to four-family residential mortgage loans were subject to periodic interest rate adjustments and $5.5 million, or 17.2%, were fixed-rate loans.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. Since July 1994, the Association has originated ARM loans whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.25% above the one-year constant maturity U.S. Treasury index. The Association previously originated ARM loans whose rates are based on the Eighth District Cost of Funds Index. The Association currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1997, the initial interest rate on the Association's ARM loans ranged from 5.50% to 9.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5.75% over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. The Association believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

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

     As discussed above, the Association also originates conventional fixed-rate mortgage loans on one- to four- family residential properties. All fixed-rate products are underwritten according to FHLMC standards so as to qualify for sale in the secondary mortgage market, though it has been the Association's policy to retain its fixed-rate mortgage loans in its loan portfolio. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. During the three years ended September 30, 1997, the Association sold no fixed-rate mortgage loans.

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

      Construction Lending. The Association currently originates residential construction loans to individuals to construct their own homes and, to a much lesser extent, to local builders. At September 30, 1997, construction loans amounted to $345,000, or 1%, of the Association's total loan portfolio. The Association's construction loan portfolio did not include any loans to builders or any speculative loans at that date, although the Association occasionally makes such loans.

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

      Construction lending is generally considered to involve a higher level of risk as compared to one- to four- family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Association may be confronted at, or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. Speculative loans, i.e., loans to builders to construct homes for which no purchaser has been identified, carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     Commercial and Multi-family Real Estate Loans. The Association has historically engaged in a limited amount of commercial and multi-family real estate lending. At September 30, 1997, commercial and multi-family real estate loans in the Association's portfolio totalled $586,000. The Association originated $592,000 of commercial real estate or multi-family loans during the year ended September 30, 1997.

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

     Consumer and Other Loans. Consumer lending has traditionally been a small part of the Association's business. Consumer loans generally have shorter-terms to maturity or repricing and higher interest rates than mortgage loans. The Association's consumer and other loans consist primarily of automobile loans, and savings account loans. At September 30, 1997, the Association's consumer and other loans totalled approximately $1.6 million, or 4.7% of the Association's total loans.

     Automobile loans are secured by both new and used cars. Automobile loans are only made to the borrower-owners on a direct basis. New cars are financed for a period of up to 54 months while used cars are financed for 42 months or less depending on the age of the car. Collision and comprehensive insurance coverage is required on all automobile loans and the Association holds the certificate of title to the car securing the loan. At September 30, 1997, automobile loans amounted to $1.1 million, or 3.3% of the Association's total loans.
                                   7

     The Association may make savings account loans with the account pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At September 30, 1997, total loans on savings accounts amounted to $408,000, or 1.2% of the Association's total loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1997, the Association had $11,000 of delinquencies in its consumer loan portfolio.

Loan Maturity and Repricing

     The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                After    After   After
                               One Year 3 Years  5 Years
                      Within   Through  Through  Through  Beyond
                        One       3        5       10       10
                        Year    Years    Years    Years    Years    Total
                        ----    -----    -----    -----    -----    -----
                                           (In Thousands)
Mortgage loans:
 One- to four-dwel-
   ling units . . . .  $  174  $  865    $  729   $2,522  $27,339   $31,629
 Commercial and
   multi-family
   real estate. . . .      --       1       124       13      448       586
 Construction . . . .     265      --        --       --       80       345
   Total mortgage
     loans. . . . . .     439     866       853    2,535   27,867    32,560
Consumer and other
  loans . . . . . . .     630     536       406       38       --     1,610
                       ------  ------    ------   ------  -------   -------
   Total loans. . . .  $1,069  $1,402    $1,259   $2,573  $27,867   $34,170
                       ======  ======    ======   ======  =======   =======

     The following table sets forth the dollar amount of all loans due one year after September 30, 1997, which have fixed interest rates and have floating or adjustable interest rates.

                                           Fixed-       Floating- or
                                           Rates      Adjustable-Rates
                                           -----      ----------------
                                              (In Thousands)

Mortgage loans:
 One- to four-dwelling units . . . . . .  $5,293           $26,162
 Commercial and multi-family real
   estate. . . . . . . . . . . . . . . .     116               470
 Construction. . . . . . . . . . . . . .      --                80
   Total mortgage loans. . . . . . . . .   5,409            26,712
Consumer and other loans . . . . . . . .     963                17
                                          ------           -------
  Total loans. . . . . . . . . . . . . .  $6,372           $26,729
                                          ======           =======

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

    Loan Originations, Sales and Purchases. During the year ended September 30, 1997, the Association's total gross mortgage loan originations were $3.4 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon relative customer demand for loans in its market.

    Consistent with its asset/liability management strategy, the Association's policy has been to retain in its portfolio all of the one- to four-family loans that it originates.

    In August 1997, the Association acquired Crawford Mortgage, Inc., a mortgage broker based in Joplin, Missouri. Through Crawford Mortgage, the Association originates loans to sell in the secondary market. During the year ended September 30, 1996, the Association used proceeds from the Conversion to purchase mortgage loans secured by one- to four-family residential properties in southwest Missouri. The loan purchases were made in conformance with the Association's underwriting standards. The Association also purchased loans in the year ended September 30, 1997 with a $1 million cash advanced from the FHLB.
                                  9

    The following table shows total mortgage loans originated, purchased and repaid during the periods indicated. No mortgage loans were sold during the periods indicated.
                                      Years Ended September 30,
                                     ---------------------------
                                     1995       1996        1997
                                     ----       ----        ----
                                           (In Thousands)

Total mortgage loans
 at beginning of period. . . . . .  $24,271    $25,361    $30,188
Mortgage loans originated:
  One- to four-dwelling units(1) .    4,721      8,498      3,393
  Commercial and multi-family
   real estate . . . . . . . . . .       --         --        592
                                    -------    -------    -------
    Total mortgage loans
      originated . . . . . . . . .    4,721      8,498      3,985

Mortgage loans purchased . . . . .       --      1,178      1,015
Mortgage loan principal
  repayments . . . . . . . . . . .    3,631      4,849      2,628
                                    -------    -------    -------
Loans transferred to other real
  estate . . . . . . . . . . . . .       --         --         --
                                    -------    -------    -------

Net loan activity. . . . . . . . .    1,090      4,827      2,372
                                    -------    -------    -------
Total gross mortgage loans
  at end of period . . . . . . . .  $25,361    $30,188    $32,560
                                    =======    =======    =======
--------------
(1)   Includes construction loans originated during the period.

     Loan Commitments. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $769,000 at September 30, 1997. See Note 14 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Loan Origination and Other Fees. The Association, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between 0 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $38,000 of net deferred mortgage loan fees at September 30, 1997.

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

     In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted,
                                      10
foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

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

                                           At September 30,
                                 ----------------------------------------
                                 1993     1994     1995     1996     1997
                                 ----     ----     ----     ----     ----
                                          (Dollars in Thousands)
Loans accounted for on a
nonaccrual basis:
  Real estate -
   Residential . . . . . . . .  $  --      $18     $49       $3      $ 9
   Commercial and multi-
     family. . . . . . . . . .     --       --      --       --       --
  Consumer and other . . . . .     --       --      --       --       11
                                 ----      ---     ---      ---      ---
      Total. . . . . . . . . .     --       18      49        3       20
                                 ----      ---     ---      ---      ---

Accruing loans which are
contractually past due 90
days or more:
  Real estate -
    Residential. . . . . . . .     --       43      40       19       66
    Commercial and multi-
      family . . . . . . . . .     --       --      --       --       --
  Consumer and other . . . . .      1       --      --       --       --
                                 ----      ---     ---      ---      ---
       Total . . . . . . . . .      1       43      40       19       66
                                 ----      ---     ---      ---      ---

Total of nonaccrual and 90
 days past due loans . . . . .      1       61      89       22       86

Real estate owned(1) . . . . .     --       --      --       --       --
                                 ----      ---     ---      ---      ---
   Total non-performing
     assets. . . . . . . . . .   $  1      $61     $89      $22      $86
                                 ====      ===     ===      ===      ===
Restructured loans . . . . . .     --       --      --       --       --
                                 ----      ---     ---      ---      ---

                       (table continued on following page)

                                           At September 30,
                                 ----------------------------------------
                                 1993     1994     1995     1996     1997
                                 ----     ----     ----     ----     ----
                                          (Dollars in Thousands)

Total loans delinquent 90
  days or more to net loans. .     --     0.25%    0.34%    0.07%    0.25%
                                 ====     ====     ====     ====     ====

Total loans delinquent 90
  days or more to consoli-
  dated total assets . . . . .     --     0.12%    0.15%    0.04%    0.14%
                                 ====     ====     ====     ====     ====

Total non-performing assets to
  consolidated total assets. .     --     0.12%    0.15%    0.04%    0.14%
                                 ====     ====     ====     ====     ====
----------
(1) Represents the book value of property acquired through foreclosure, net of valuation reserves.

    Interest income that would have been recorded for the year ended September 30, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $510. The amount of interest included in interest income on such loans for the year ended September 30, 1997 amounted to approximately $3,900.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to its fair value. At September 30, 1997, the Association had no real estate owned.

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

     At September 30, 1997, classified assets totalled $81,000 and included three substandard loans in the amount of $81,000 and no special mention loans. The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                                               At September 30,
                                              -----------------
                                              1996         1997
                                              ----         ----
                                                (In Thousands)

Loss . . . . . . . . . . . . . . . . . . .  $  --         $  --
Doubtful . . . . . . . . . . . . . . . . .     --            --
Substandard. . . . . . . . . . . . . . . .      3            81
Special mention. . . . . . . . . . . . . .     80            --
                                            -----         -----
  Total classified assets. . . . . . . . .  $  83         $  81
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

     Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances. A provision of $3,000 was charged against income for the year ended September 30, 1997. At September 30, 1997, the Association had an allowance for loan losses of $44,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio.

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

                                         Years Ended September 30,
                                 ----------------------------------------
                                 1993     1994     1995     1996     1997
                                 ----     ----     ----     ----     ----
                                           (Dollars in Thousands)

Allowance at beginning of
  period . . . . . . . . . . .   $34      $31       $31      $38     $41
Provision for loan losses. . .    --       --         7        3       3

Recoveries:
 Residential real estate . . .    --       --        --       --      --
 Commercial and multi-family
   real estate . . . . . . . .    --       --        --       --      --
 Consumer and other. . . . . .    --       --        --       --      --
                                 ---      ---       ---      ---     ---
  Total recoveries . . . . . .    --       --        --       --      --
                                 ---      ---       ---      ---     ---

Charge-offs:
 Residential real estate . . .     3       --        --       --      --
 Commercial and multi-family
   real estate . . . . . . . .    --       --        --       --      --
 Consumer and other. . . . . .    --       --        --       --      --
                                 ---      ---       ---      ---     ---
  Total charge-offs. . . . . .     3       --        --       --      --
   Net charge-offs . . . . . .     3       --        --       --      --
                                 ---      ---       ---      ---     ---
    Balance at end of period .   $31      $31       $38      $41     $44
                                 ===      ===       ===      ===     ===
Ratio of allowance to total
  loans outstanding at the
  end of the period. . . . . .  0.14%    0.12%     0.15%    0.10%   0.13%

Ratio of net charge-offs to
  average loans outstanding
  during the period. . . . . .  0.01%      --        --       --      --

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                          At September 30,
                        --------------------------------------------------
                              1995              1996             1997
                        ----------------  ----------------  --------------
                                 % of              % of             % of
                                 Loans             Loans            Loans
                                in Each           in Each          in Each
                                Category          Category         Category
                                to Total          to Total         to Total
                         Amount  Loans     Amount  Loans     Amount  Loans
                        ------   -----     ------  -----     ------  -----
                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-
   dwelling units. . .   $ 30   93.60%      $33    94.46%      $34   92.56%
  Commercial and
   multi-family. . . .     --    0.68        --     0.25        --    1.72
  Construction . . . .     --    2.30        --     1.55        --    1.01
Consumer and other
  loans. . . . . . . .      8    3.42         8     3.74        10    4.71
                         ----  ------       ---   ------       ---  ------
   Total allowance
     for loan losses .   $ 38  100.00%      $41   100.00%      $44  100.00%
                         ====  ======       ===   ======       ===  ======

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

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation" contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report. At September 30, 1997, the Association's regulatory liquidity was 34% which is significantly in excess of the 5% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     The Association purchases mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates in order to supplement loan production. GNMA and FNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by FHLMC. Mortgage-backed securities generally entitle the Association to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. See Note 4 of Notes to Consolidated Financial Statements contained in the Annual Report.
                                        15

     The following table sets forth the composition of Association's mortgage-backed securities portfolio at carrying value at the dates indicated. All of the Association's mortgage-backed securities are classified as held to maturity.


                                          At September 30,
                        --------------------------------------------------
                              1995              1996             1997
                        ----------------  ----------------  --------------
                                Percent           Percent           Percent
                        Book      of      Book      of                of
                        Value  Portfolio  Value  Portfolio  Value  Portfolio
                       ------  ---------  -----  ---------  -----  ---------
                                       (Dollars in Thousands)

Mortgage-backed
securities:
  GNMA
    Fixed. . . . . .  $   --      --%    $   69     1.29%   $   56    1.25%
    Adjustable . . .     985   16.77        823    15.41       993   22.20
  FHLMC
    Fixed  . . . . .   1,805   30.75      1,450    27.14     1,152   25.76
    Adjustable . . .      --      --         --       --        --      --
  FNMA
    Fixed. . . . . .     348    5.91        525     9.83       413    9.23
   Adjustable. . . .   2,854   48.63      2,574    48.18     1,945   43.48

Unamortized premium
  (discount), net. .    (121)  (2.06)       (99)   (1.85)      (86)  (1.92)
                      ------  ------     ------   ------    ------  ------
   Total mortgage-
     backed
      securities . .  $5,871  100.00%    $5,342   100.00%   $4,473  100.00%
                      ======  ======     ======   ======    ======  ======
-------------
(1) The market value of the Association's mortgage-backed securities portfolio amounted to $6.1 million, $5.4 million and $4.6 million at September 30, 1995, 1996 and 1997, respectively.

     At September 30, 1997, the Corporation's investment securities portfolio totalled approximately $13.5 million at carrying value and consisted principally of U.S. Treasury and agency securities and municipal bonds. The Corporation's municipal bond portfolio, which totalled $844,000 at fair value ($835,000 at amortized cost) at September 30, 1997, was comprised primarily of obligations of political subdivisions of the State of Missouri that have maturities ranging from less than one year to five to ten years.

     The following table sets forth the composition of Corporation's investment securities portfolio at carrying value at the dates indicated.

                                          At September 30,
                        --------------------------------------------------
                              1995              1996             1997
                        ----------------  ----------------  --------------
                                Percent           Percent           Percent
                      Carrying    of    Carrying    of     Carrying   of
                        Value  Portfolio  Value  Portfolio  Value  Portfolio
                       ------  ---------  -----  ---------  -----  ---------
                                       (Dollars in Thousands)

Held to Maturity
Debt securities:
  U.S. Government
    treasury and
    obligations
    of U.S.
    Government
    agencies. . . . . $12,000   90.98%   $10,174    88.06%  $12,218   90.69%
  State and political
    subdivision. . .      779    5.90        959     8.30       834    6.19
                      -------  ------    -------   ------   -------  ------
   Total debt
     securities. . .   12,779   96.88     11,133    96.36    13,052   96.88
                      -------  ------    -------   ------   -------  ------
Equity securities:
  FHLB stock . . . .      412    3.12        421     3.64       421    3.12
                      -------  ------    -------   ------   -------  ------
     Total . . . . .  $13,191  100.00%   $11,554   100.00%  $13,473  100.00%
                      =======  ======    =======   ======   =======  ======

                        (table continued on following page)

                                          At September 30,
                        --------------------------------------------------
                              1995              1996             1997
                        ----------------  ----------------  --------------
                                Percent           Percent           Percent
                      Carrying    of    Carrying    of     Carrying   of
                        Value  Portfolio  Value  Portfolio  Value  Portfolio
                       ------  ---------  -----  ---------  -----  ---------
                                       (Dollars in Thousands)

Available for Sale
Debt securities:
  U.S. Government
    treasury and
    obligations
    of U.S.
    Government
    agencies . . . . $     --      --%   $   495    53.51%  $    --      --%
Equity securities:
  Common stock . . .       --      --        430    46.49       180  100.00%
                      -------  ------    -------   ------   -------  ------
    Total. . . . . . $      --    --%    $   925   100.00%   $180    100.00%
                      =======  ======    =======   ======   =======  ======

     The following table sets forth the maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at September 30, 1997.

                     Less Than      One to         Five to        Over Ten
                     One Year      Five Years      Ten Years        Years
                   -------------  -------------  -------------  -------------
                   Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                   ------  -----  ------  -----  ------  -----  ------  -----
                                      (Dollars in Thousands)
Held to Maturity
U.S. Government
  treasury and
  obligations
  of U.S.
  Government
  agencies. . . . $2,232   6.30%  $5,447  6.28%  $3,079  7.71%  $1,460  8.08%
State and
  political
  subdivisions. .    225   4.86      420  5.28      189  6.23       --    --
                  ------          ------         ------         ------
     Total. . . . $2,457          $5,867         $3,268         $1,460
                  ======          ======         ======         ======


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

     Deposit Accounts. Substantially all of the Association's depositors are residents of the State of Missouri. Deposits are attracted from within the Association's lending market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Association considers current market interest rates, profitability to the Association, matching deposit and loan products and its customer preferences and concerns. The Association generally reviews its deposit mix and pricing twice weekly.
                                        17

     The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at September 30, 1997.

Weighted
Average                                                           Percentage
Interest               Checking and           Minimum              of Total
Rate     Term         Savings Deposits         Amount    Balances  Deposits
                                                   (In Thousands)

2.41%    None      Demand and NOW checking  $100 - 1,000  $ 6,348    14.46%
3.25     None      Money market deposit         2,500       3,088     7.04
2.78     None      Passbook savings accounts       10       5,732    13.06

                   Certificates of Deposit

4.40     3 months  Fixed term, fixed rate       1,000         356      .81
4.84     6 months  Fixed term, fixed rate       1,000       3,641     8.30
4.98     9 months  Fixed term, fixed rate         500       1,707     3.89
5.39    12 months  Fixed term, fixed rate         500      10,729    24.44
5.34    18 months  Fixed term, fixed rate         500       3,173     7.23
5.67    24 months  Fixed term, fixed rate         500       2,461     5.61
5.71    30 months  Fixed term, fixed rate         500       3,703     8.43
5.69    48 months  Fixed term, fixed rate         500       2,954     6.73
                                                          -------   ------
                                                          $43,892   100.00%
                                                          =======   ======

------------------
(1) Noninterest-bearing accounts with an aggregate balance of $398,000 are included in demand and NOW checking balances.

     The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of September 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000.


          Maturity Period                         Amounts
          ---------------                         -------
                                              (In Thousands)

    Three months or less . . . . . . . . . .        $438
    Over three through six months. . . . . .         100
    Over six through twelve months . . . . .         254
    Over twelve months . . . . . . . . . . .         200
                                                    ----
                 Total                              $992
                                                    ====


    Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Association at the dates indicated.

                                                              At September 30,
                             -------------------------------------------------------------------------
                                  1995                 1996                          1997
                             ---------------  --------------------------    --------------------------
                                     Percent          Percent                       Percent
                                        of               of     Increase              of      Increase
                             Amount   Total   Amount   Total   (Decrease)   Amount   Total   (Decrease)
                             ------   -----   ------   -----   ----------   ------   -----   ----------
                                                     (Dollars in Thousands)

Noninterest-bearing. . . . $   226    0.51%  $   204    0.42%    $  (22)   $   398     .91%    $   194
Demand and NOW checking. .   6,449   14.63     5,939   12.26       (510)     5,950   13.56          11
Passbook savings
  accounts(1). . . . . . .   6,134   13.91     5,807   11.99       (327)     5,732   13.06         (75)
Money market deposit . . .   2,887    6.55     2,929    6.05         42      3,088    7.03         159
Fixed-rate certificates
  which mature (1):
   Within one year . . . .  21,004   47.64    26,616   54.94      5,612     21,608   49.23      (5,008)
  After one year, but
    within three years . .   6,471   14.68     5,963   12.31       (508)     6,430   14.65         467
  After three years. . . .     917    2.08       986    2.03         69        686    1.56        (300)
                           -------  ------   -------  ------     ------    -------  ------     -------
     Total . . . . . . . . $44,088  100.00%  $48,444  100.00%    $4,356    $43,892  100.00%    $(4,552)
                           =======  ======   =======  ======     ======    =======  ======     =======

-----------------
(1) IRAs are included in passbook savings and certificate balances: Amounts are $3.3 million, $3.6 million and $3.6 million at September 30, 1995, 1996, 1997, respectively.

     Time Deposits by Rates. The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                            At September 30,
                                     --------------------------------
                                     1995         1996           1997
                                     ----         ----           ----
                                              (In Thousands)


 3.00 - 3.99%. . . . . . . . . . .  $   174       $    --      $     --
 4.00 - 4.99%. . . . . . . . . . .    7,674         3,516         5,020
 5.00 - 5.99%. . . . . . . . . . .   12,069        21,079        21,844
 6.00 - 6.99%. . . . . . . . . . .    8,446         8,970         1,860
 7.00 - 7.99%. . . . . . . . . . .       27            --            --
 8.00% and Over. . . . . . . . . .        2            --            --
                                    -------       -------       -------
      Total. . . . . . . . . . . .  $28,392       $33,565       $28,724
                                    =======       =======       =======

    The following table sets forth the amount and maturities of time deposits at September 30, 1997.

                                     Amount Due
                   Less                                           Percent
                   Than                           After          of Total
                   One     1-2     2-3     3-4      4           Certificate
                   Year   Years   Years   Years   Years   Total   Accounts
                   ----   -----   -----   -----   -----   -----   --------
                                    (Dollars in Thousands)

4.00 - 4.99%. . $ 5,020  $   --  $   --   $  --   $  --  $ 5,020    17.48%
 5.00 - 5.99%. . 15,663   4,213   1,387     581      --   21,844    76.05
 6.00 - 6.99%. .    925     705     125     105      --    1,860     6.47
                -------  ------  ------   -----   -----  -------   ------
     Total . . .$21,608  $4,918  $1,512   $ 686   $  --  $28,724   100.00%
                =======  ======  ======   =====   =====  =======   ======

    The following table sets forth the deposit activities of the Association for the periods indicated.

                                        Years Ended September 30,
                                     --------------------------------
                                     1995         1996           1997
                                     ----         ----           ----
                                             (In Thousands)

Beginning balance. . . . . . . .   $44,196      $44,088        $48,444
                                   -------      -------        -------
Net increase (decrease) before
  interest credited. . . . . . .    (1,184)       2,979         (5,959)

Interest credited. . . . . . . .     1,076        1,377          1,407

Net increase (decrease) in
  deposits . . . . . . . . . . .      (108)       4,356         (4,552)
                                   -------      -------        -------
Ending balance . . . . . . . . .   $44,088      $48,444        $43,892
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

     The following table sets forth certain information regarding the Association's use of FHLB advances during the periods indicated.

                                        Years Ended September 30,
                                     --------------------------------
                                     1995         1996           1997
                                     ----         ----           ----
                                          (Dollars in thousands)


Maximum balance at any month end . .   --            --        $3,000
Average balance. . . . . . . . . . .   --            --         2,917
Year end balance . . . . . . . . . .   --            --         3,000
Weighted average interest rate:
  At end of year . . . . . . . . . .   --            --          5.60
  During the year. . . . . . . . . .   --            --          5.63


Subsidiary Activities

     In August 1997, the Association acquired Crawford Mortgage, Inc., which is engaged in the business of mortgage brokerage.

      Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at September 30, 1997 did not exceed the limits applicable to Federal associations. NS&L Enterprises, Inc. (the "Service Corporation") is a wholly owned subsidiary of the Association. The Service Corporation was established in 1992 for the purpose of offering credit life insurance and discount brokerage services. At September 30, 1997, the Association's investment in the Service Corporation was $2,000.

Year 2000 Issues.

     Computer programs that use only two digits to identify a year could fail or create erroneous results by or at the year 2000. All of the material data processing of the Association that could be affected by this problem is provided by a third party service bureau. The Association has contaced its service bureau and has been informed that the service bureau is testing and upgrading its systems. In addition, managment is reviewing its alternatives for data processing in the future. Internally, the Association has upgraded all personal computers to be year 2000 compliant. The Association does not beleive that the costs associated with the actions of its vendors will be material to the Association. However, in the event the Association's service bureau is unable to fulfill its contractual obligations to the Association, it could have a significant adverse impact on the financial condition and results of operations of the Association.

                                   REGULATION

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements.

In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Association and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $421,000 at September 30, 1997. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

     The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

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

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At September 30, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the regulations, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the Association was in compliance with the QTL test.
                                     24

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk- based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

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

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1997, the Association's limit on loans to one borrower was $1.3 million. At September 30, 1997, the Association's largest aggregate amount of loans to one borrower was $366,000.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with Section 23A.

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

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

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

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions under the HOLA. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                  TAXATION

Federal Taxation

     General. The Corporation and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

     Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the
                                     28

Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Corporation may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Association will not file a consolidated tax return, except that if the Corporation or the
                                     29

Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. There have not been any IRS audits of the Association's Federal income tax returns or audits of the Association's state income tax returns during the past five years.

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

     For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders ("Annual Report).

Personnel

     As of September 30, 1997, the Corporation had 22 full-time and 3 part-time employees. The employees are not represented by a collective bargaining unit and the Corporation believes its relationship with its employees to be good.

Item 2.  Description of Properties
----------------------------------

     The Association has two offices, both of which are owned by the Association. The Association's main office is located at 111 East Main Street, Neosho, Missouri 64850. The office was opened in 1963 and the square footage is approximately 6,840 feet. At September 30, 1997, the net book value of the property (including land and building) was $479,000. The Association has one branch office, which is located at 713 Neosho Boulevard, Neosho, Missouri 64850. The branch office was opened in 1986 and the square footage is approximately 2,922 feet. At September 30, 1997, the net book value of the property was $223,000. The net book value of the Association's fixtures, furniture and equipment at September 30, 1997 was $103,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                              PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of September 30, 1996 and 1997
     (b) Consolidated Statements of Income for the Years Ended September 30, 1995, 1996 and 1997
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1995, 1996 and 1997
     (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1995, 1996 and 1997
     (e)  Notes to Consolidated Financial Statements

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

                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Association. Each of the executive officers holds the same position with the Corporation and the Association.

                          Age at
                       September 30,
Name                      1997                Position
----                      ----                --------

George A. Henry            74                 Chairman of the Board
C.R. "Rick" Butler         50                 President and Director
Dorothy A. LaDue           58                 Senior Vice President and
                                                 Secretary
Carol A. Guest             51                 Treasurer

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

          21     Subsidiaries of the Registrant

          23     Consent of Independent Auditors

          27     Financial Data Schedule

    (b)   Report on Form 8-K

          No Forms 8-K were filed during the quarter ended September 30, 1997.

                               SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NS&L BANCORP, INC.



Date: December 24, 1997               By:/s/C.R. Butler
                                      ----------------------------------------
                                         C.R. Butler
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/C.R. Butler                                         December 24, 1997
   --------------------------------------------
   C.R. Butler
   President and Chief Executive Officer
   (Principal Executive Officer)

By:/s/Carol A. Guest                                      December 24, 1997
   --------------------------------------------
   Carol A. Guest
   Treasurer
   (Principal Financial and Accounting Officer)

By:/s/George A. Henry                                     December 24, 1997
   --------------------------------------------
   George A. Henry
   Chairman of the Board and Director

By:/s/John C. Genisio                                     December 24, 1997
   --------------------------------------------
    Jon C. Genisio
    Director

By:/s/John D. Mills                                       December 24, 1997
   --------------------------------------------
   John D. Mills
   Director

By:/s/Ralph J. Haas                                       December 24, 1997
   --------------------------------------------
    Ralph J. Haas
    Director

By:/s/Robert J. Johnson                                   December 24, 1997
   --------------------------------------------
    Robert J. Johnson
    Director

                                   Exhibit 13

                          Annual Report to Stockholders

                             ANNUAL REPORT 1997


[Logo - NS&L Bancorp, Inc.]

                              TABLE OF CONTENTS




                                                                   Page
                                                                   ----
          Letter to Stockholders                                     1
          Business of the Corporation                                2
          Selected Consolidated Financial Information                3
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       5
          Independent Auditor's Report                              16
          Consolidated Financial Statements                         17
          Notes to Consolidated Financial Statements                22
          Common Stock Information                                  50
          Directors and Officers                                    51
          Corporate Information                                     52

                          [Letterhead of NS&L Bancorp]

President's Message
To Our Stockholders:


On behalf of the Board of Directors, Officers and Employees of NS&L Bancorp, Inc. and its wholly owned subsidiary, Neosho Savings & Loan Association, F.A., we are pleased to submit our third Annual Report as a public company.

During the fiscal year ending September 30, 1997 the Company's stock traded in a range from $12.50 to $19.50 per share closing out the year at $19.00 per share. Our return on average assets was .78%, with a return on average equity of 3.83%.

The Company has continuously paid a quarterly dividend since becoming a public company in June 1995. And, in accordance with the Company's stock repurchase plan, the company has repurchased 56,350 shares of its common stock at December 4, 1997. To date, the Company has repurchased a total of 180,898 shares (20% of the shares issued) at an average cost of $13.98 per share. At September 30, 1997, total stockholder's equity was $11.8 million and total consolidated assets were $59.8 million.

We are also pleased to report that on August 14, 1997, the Association received final regulatory approval to acquire Crawford Mortgage and Financial Services, Inc., which is a mortgage banking operation in Joplin, Missouri. The acquisition was finalized on August 26, 1997. In addition to adding experienced loan personnel to our staff and the potential of additional income, this acquisition will give us an opportunity for additional growth and expansion.

As we look toward the future, we remain firm in our pledge to continue to be a community oriented financial institution with a commitment to provide affordable financial services and products to our customers and the communities we serve. And as we grow and build on our strengths we continue to acknowledge and accept our responsibility to you, the stockholder, to set goals and develop long term strategies to increase profitability with minimal risk that will enhance shareholder value.

All of us at NS&L appreciate you taking stock in our future and look forward to a long lasting and profitable relationship.


Sincerely,



/s/ C.R. 'Rick' Butler
C.R. 'Rick' Butler
President

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

     The Association's principal business consists of attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by one- to-four family residential properties. To a significantly lesser extent, the Association originates loans secured by commercial real estate, residential construction and consumer loans. The Association also invests in mortgage-backed, U.S. Government and agency securities and other assets.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth certain information concerning the financial position of the Company (including data from operations of its subsidiary) as of and for the dates indicated. During June 1995, the Company became the holding company for the Association. The Company is primarily in the business of directing, planning and coordinating the business activities of the Association. Since the Company had not commenced operations prior to the mutual to stock conversion of the Association during June 1995, the financial information presented for the periods prior to 1995 is that of the Association. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidary presented herein.

                                      At September 30,
                           ------------------------------------------
                           1993     1994      1995     1996      1997
                           ----     ----      ----     ----      ----
FINANCIAL CONDITION DATA:              (In Thousands)

Total assets............. $52,944  $50,995  $58,758   $61,807  $59,817
Loans receivable, net....  22,174   24,873   25,933    31,051   33,878
Mortgage-backed
 securities..............   7,171    5,481    5,871     5,342    4,473
Cash, interest bearing
 deposits and investment
 securities..............  22,141    19,196  25,374    23,930   19,638
Customer deposits........  46,647    44,196  44,088    48,444   43,892
Advances from Federal
 Home Loan Bank..........      --        --      --        --    3,000
Stockholders' equity.....   5,554     6,006  13,729    12,179   11,824

                                For the Years Ended September 30,
                           ------------------------------------------
                           1993     1994      1995     1996      1997
                           ----     ----      ----     ----      ----
                            (In Thousands, Except Per Share Data)

OPERATING DATA:
Interest income..........  $3,467    $3,149  $3,284   $ 3,703  $ 3,906
Interest expense.........   1,718     1,469   1,649     1,873    2,065
                           ------    ------  ------   -------  -------

Net interest income......   1,749     1,680   1,635     1,830    1,841
Provision for loan
 losses..................      --        --       8         3        2
                           ------    ------  ------   -------  -------

Net interest income
 after provision for
 loan losses.............   1,749     1,680   1,627     1,827    1,839
Noninterest income.......     203       185     208       265      235
Noninterest expense......   1,004     1,065   1,141     1,613    1,372
                           ------    ------  ------   -------  -------

Income before  taxes and
 cumulative effect of
 change in accounting
 principle...............     948       800     694       479      702
Income taxes.............     307       281     212       152      246
                           ------    ------  ------   -------  -------

Income before cumulative
 effect of change in
 accounting principle....     641       519     482       327      456
Cumulative effect of
 change in accounting
 principle.(1)...........      --       (67)     --        --       --
                           ------    ------  ------   -------  -------

Net income...............  $  641    $  452  $  482   $   327  $   456
                           ===========================================
Earnings per share.......    *          *    $  .61   $   .42  $   .68
                                             =========================
Dividends per share......    *          *    $  .10   $  .475  $   .50
                                             =========================
*Operating as a mutual

                                       3
PAGE

                                      At September 30,
                           ------------------------------------------
                           1993     1994      1995     1996      1997
OTHER DATA:                ----     ----      ----     ----      ----

Number of:
 Real estate loans
 outstanding............      902       888     889       911      948
 Deposit accounts.......    9,281     9,104   8,828     8,830     8960
Full service offices....        2         2       2         2        2

                             At or For the Years Ended September 30,
                           ------------------------------------------
                           1993     1994      1995     1996      1997
KEY OPERATING RATIOS:      ----     ----      ----     ----      ----

Return on average assets
 (net income divided
 by average assets)......  1.21%   .86%(2)    .91%      .57%      .78%
Return on average equity
 (net income divided by
 average equity).........  12.24   7.76(2)    5.57      2.43      3.83
Average equity to average
 assets..................   9.90    11.11    16.40     23.34     20.27
Interest rate spread
 (difference between
 average yield on interest
 -earning assets and
 average cost of interest-
 bearing liabilities)....   3.12     3.01     2.66      2.23      2.31
Net interest margin
 (net interest income as
 a percentage of average
 interest-earning
 assets).................   3.43     3.32     3.23      3.26      3.22
Noninterest expense to
 average assets..........   1.90     2.03     2.16      2.80      2.34
Average interest-earning
 assets to interest-bearing
 liabilities.............    109      111      118       131       125
Allowance for loan losses
 to total loans at end
 of period...............     14      .12      .15       .13       .13
Net charge-offs to average
 outstanding loans during
the period....               .01       --       --        --        --
Ratio of non-performing
 assets to total assets..     --      .12      .15       .04       .03
Dividend payout ratio....    N/A      N/A    16.39    113.10     73.53

------------------------------
(1) Reflects effect of adoption of Statement of Financial Accounting Standard("SFAS") No. 109, Accounting for Income Taxes.
(2) Based on net income after cumulative effect of change in accounting principle.

PAGE

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

     Emphasizing One-to-Four Family Lending. Historically, the Association has been predominantly a one-to-four family residential lender. Single family residential loans constituted 93.6%, 94.5% and 94.6% of total loans at September 30, 1995, 1996 and 1997, respectively.

     Maintaining Asset Quality. The Association strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. As of September 30, 1997, the Association's ratio of non-performing assets to total assets was .03%. That same ratio as of September 30, 1996 was .04%. There were no loan losses, net of recoveries, for the years ended September 30, 1996 and 1997.

     Managing Interest-Rate Risk. In order to reduce the impact on the Association's net interest income due to changes in interest rates, the Association's management has adopted a strategy that has been designed to maintain the interest rate sensitivity of its assets and liabilities. The primary elements of this strategy involve emphasizing the origination of ARM loans and maintaining a short- and medium-term investment portfolio. At September 30, 1997, 78.43% of the Association's loan portfolio was composed of adjustable-rate loans.

     Maintaining a High Level of Liquidity. At September 30, 1997, the liquidity ratio of the Association was 34.1%. The Association maintains a high level of liquidity so that it will be able to fund loans during periods of deposit outflow. In determining the terms of its deposit accounts, the Association does not always match above-market rates offered by competitors who are attempting to increase market share. The Association will permit some deposit outflow rather than increase its rate paid on deposits and reduce its interest rate spread.

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


Comparison of Operating Results for the Years Ended September 30, 1996 and
1997
--------------------------------------------------------------------------

     General. Net income increased $129,000, or 39.4% from $327,000 at September 30, 1996 to $456,000 at September 30, 1997. The increase is primarily attributable to a one-time, industry-wide FDIC Special Assessment of $281,000 at September 30, 1996 to recapitalize the Savings Association Insurance Fund. Interest income increased $203,000 which was partly offset by an increase in interest expense of $192,000. Noninterest income decreased $30,000 primarily as a result of gains on sales of securities by the Company in the year ended September 30, 1996. Compensation expense increased $83,000 as a result of the Management Recognition and Development Plan (MRDP), which was adopted in January 1996, and ESOP expense as well as annual salary increases. The Association's net interest margin decreased from 3.26% for the fiscal year ended September 30, 1996 to 3.22% for the fiscal year ended September 30, 1997.

     Net Interest Income. Net interest income increased $11,000, or .6%, from $1,830,000 for the fiscal year ended September 30, 1996 to $1,841,000 at September 30, 1997. Net interest income increased as a result of an increase in interest income of $203,000 that was partially offset by a increase in interest expense of $192,000.

     Interest Income. Total interest income increased $203,000, or 5.5%, from $3,703,000 for the year ended September 30, 1996 to $3,906,000 for the year ended September 30, 1997. Interest income from loans receivable increased $322,000 primarily as a result of an increase in the average balance of loans receivable of $3,575,000 from $28,841,000 in 1996 to $32,416,000 in 1997.
Income from investment securities increased by $137,000 due to an increase in the average balance of those securities. Interest income from mortgage-backed securities decreased by $64,000 as the average balance of mortgage-backed securities decreased from $5,645,000 in 1996 to $4,951,000 in 1997. A decrease in the average balance of daily interest-bearing assets and a decrease in the yields earned on the interest-bearing assets, from 4.96% in 1996 to 4.40% in 1997, decreased other interest income $192,000.

     Interest Expense. Interest expense on customer deposits increased $40,000, or 2.1%, from $1,873,000 for the year ended September 30, 1996 to $1,913,000 for the year ended September 30, 1997. The increase was due to the average rate paid on deposits increasing from 4.36% in 1996 to 4.49% in 1997. There was also a decrease in the average balance of deposits of $355,000 from $42,975,000 for the year ended September 30, 1996 to $42,620,000 for the year ended September 30, 1997. The Company began using advances from Federal Home Loan Bank of Des Moines in 1997 and these advances accounted for $153,000 in additional interest expense for the year ending September 30, 1997.

     Provision for Loan Losses. Provision for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management to adequately provide for estimated losses based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. The provision for loan losses was $2,000 for the year ended September 30, 1997. This is a decrease of $1,000 from the year ended September 30, 1996. There were no actual loan losses, net of recoveries, for the fiscal years ended September 30, 1996 and 1997.

     Noninterest Income. Noninterest income decreased $30,000, or 11.3% from $265,000 for the fiscal year ended September 30, 1996 to $235,000 for the year ended September 30, 1997. The decrease resulted primarily from gains on sales of investments of $77,000 in 1996 compared to a $37,000 gain in 1997. Other income decreased $22,000 as a result of a one time sale of assets received from the data center in 1996. This was offset by a $33,000 increase in mortgage banking fees from Crawford Mortgage, Inc. that was acquired in August of 1997.

     Noninterest Expense. Noninterest expense decreased $241,000, or 14.9% from $1,613,000 for the fiscal year ended September 30, 1996 to $1,372,000 for the year ended September 30, 1997. This decrease resulted primarily from the one-time FDIC special assessment of $281,000 in 1996. This decrease was offset by increases in compensation expense and employee benefits of $83,000 or 11.8%. In addition to annual salary increases, this increase was a result of the Employee Stock Ownership Plan expense which was $104,000 for the year ended September 30, 1997 compared to $87,000 for the year ended September 30, 1996. In addition, the MRDP expense was $58,000 in 1996 compared to $74,000 for the year ended September 30, 1997. Other expenses also increased $9,000.

     Income Taxes. Provision for income tax expense increased $94,000, or 61.8% from $152,000 for the fiscal year ended September 30, 1996 to $246,000 for the year ended September 30, 1997 as a result of higher income and the repeal of the percentage of taxable income special bad debt deduction.

Comparison of Operating Results for the Years Ended September 30, 1995 and
1996
---------------------------------------------------------------------------

     General. Net income decreased $155,000, or 32.2% from $482,000 at September 30, 1995 to $327,000 at September 30, 1996. The decrease is primarily attributable to a one-time industry-wide FDIC Special Assessment of $281,000 at September 30, 1996. Interest income increased $419,000 which was partly offset by an increase in interest expense of $224,000. Noninterest income increased $57,000 primarily as a result of gains on sales of securities by the Company. Compensation expense increased $86,000 as a result of the implementation of the Management Recognition and Development Plan (MRDP), which was adopted in January 1996, and a full year of ESOP expense as well as annual salary increases. The association's net interest margin increased from 3.23% for the year ended September 30, 1995 to 3.26% for the year ended September 30, 1996.

     Net Interest Income. Net interest income increased $195,000, or 11.9% from $1,635,000 at September 30, 1995 to $1,830,000 at September 30, 1996.
The increase in net interest income resulted from an increase in interest income of $419,000 and was partially offset by an increase in interest expense of $224,000.

     Interest Income. Total interest income increased by $419,000, or 12.8% from $3,284,000 at September 30, 1995 to $3,703,000 at September 30, 1996.
Interest income from loans receivable increased $357,000 primarily as a result of an increase in the average balance of loans receivable from 1995 to 1996 of $3,587,000. Income from investment securities decreased by $23,000 mainly due to a reduction in the average rates received on the securities as some older higher paying investments have matured, and was partially offset by an increase in the average balance of those securities. Interest income from mortgage-backed securities increased by $25,000 as the average balance of mortgage-backed securities increased from $5,297,000 in 1995 to $5,645,000 in 1996. Income from other interest-bearing assets increased by $60,000 due to an increase in the average balances and on the yields earned on interest-bearing assets from 4.85% in 1995 to 4.96% in 1996.

     Interest expense. Interest expense on customer deposits increased by $224,000, or 13.5% from $1,649,000 at September 30, 1995 to $1,873,000 at
September 30, 1996. This increase was due to the average rate paid on deposits increasing from 3.82% in 1995 to 4.36% in 1996. The increase in the average rate paid was partially offset by a decrease in the average balance of deposits of $138,000 from $43,113,000 at September 30, 1995 to $42,975,000 at
September 30, 1996.

     Provision for Loan Losses. The provision for loan losses was $3,000 for the year ended September 30, 1996. This is an decrease of $5,000 over the year ended September 30, 1995. There were no actual loan losses, net of recoveries, for the fiscal years ended September 30, 1995 and 1996.

     Noninterest Income. Noninterest income increased by $57,000, or 27.5% from $208,000 at September 30, 1995 to $265,000 at September 30, 1996. The increase was primarily from gains on sales of investments of $77,000 in 1996 with no comparable gain in 1995, which were partially offset by decreased income of $6,000 from service charges and fees and other noninterest income. In 1995 a $38,000 patronage dividend was received from the data processor compared to a $27,000 premium on sale of assets received from the data center in 1996.

     Noninterest Expense. Noninterest expense increased $472,000, or 41.4% from $1,141,000 at September 30, 1995 to $1,613,000 at September 30, 1996.
This increase resulted from the one-time FDIC special assessment of $281,000 in 1996. This decrease was offset by increases in compensation and employee benefits were $86,000, or 13.9%. This increase was primarily a result of the first full year of expense for the Employee Stock Ownership Plan which was $87,000 for the year ended September 30, 1996 compared to $17,000 for the year ended September 30, 1995. In addition, the MRDP was implemented in 1996 and resulted in additional expense of $58,000. Professional fees increased $45,000 from $18,000 for the year ended September 30, 1995 to $63,000 for the year ended September 30, 1996. Other expenses also increased $48,000. Corporate administrative, filing fees and printing expenses accounted for $23,000 of that increase. 1996 was the first full year as a public company and resulted in additional expenses being incurred during the year.
Additional general operating expenses, including advertising and now account expenses, increased $13,000 and an adjustment in 1995 to lower supervisory expense due to an over accrual, resulted in an $11,000 increase in expense for 1996.

     Income Taxes. Provision for income tax expense decreased $60,000, or 28.3% from $212,000 at September 30, 1995 to $152,000 at September 30, 1996 as
a result of a deferred tax benefit of $104,000 relating to the one-time FDIC special assessment which was partially offset by higher taxable income.

Financial Condition
-------------------

     General. During the year ended September 30, 1997, the Association concentrated on its principal business of attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties.

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

     Total Assets. Total assets decreased by $1,990,000, or 3.2% from $61,807,000 at September 30, 1996 to $59,817,000 at September 30, 1997. Total
assets at September 30, 1996 include a $6.0 million short term deposit that was withdrawn in October 1996. Excluding the effect of this short term deposit, total assets would actually have increased by $4,000,000.

     Cash and Cash Equivalents. Cash and cash equivalents decreased by $3,332,000, or 37.6% to $5,521,000 at September 30, 1997 from $8,853,000 at
September 30, 1996. This decrease was a result of the maturity of a $6.0 million short term deposit and increased by $3.0 million in cash advances from Federal Home Loan of Des Moines.

     Certificates of Deposit. Certificates of deposit purchased as investments totaled $377,000 at September 30, 1997, a decrease of $2,221,000 from $2,598,000 at September 30, 1996.

     Investment Securities. Investment securities increased by $1,261,000, or 10.1%, from $12,479,000 at September 30, 1996 to $13,740,000 at September 30,
1997. The increase was primarily due to investments purchased with advances from FHLB of Des Moines.

     Mortgage-backed Securities. Mortgage-backed securities decreased by $869,000, or 16.3%, from $5,342,000 at September 30, 1996 to $4,473,000 at
September 30, 1997. The decrease was due to the receipt of principal payments on those securities.

     Loans Receivable. The balance of net loans increased $2,827,000, or 9.1%, to $33,878,000 at September 30, 1997 from $31,051,000 at September 30,
1996. The increase in loans was primarily the result of increases in one-to-four family residential real estate loans which are adjustable rate and fixed rate mortgages that were funded from funds on hand and a $1 million cash advance from FHLB of Des Moines.

     Deposits. Deposits decreased $4,552,000, or 9.4%, to $43,892,000 at September 30, 1997 compared to $48,444,000 at September 30, 1996. However, the decrease was the result of a $6 million short term deposit that was withdrawn in October 1996. Excluding the short term deposit, deposits actually increased $1,448,000.

     FHLB Advances. The use of cash advances from Federal Home Loan Bank of Des Moines was implemented during the fiscal year ending September 30, 1997 as part of the Association's short term investment strategy. The Association borrowed a total of $3.0 million that was used to purchase a $1.0 million package of one to four family residential loans and $2.0 in FHLB bonds.

     Stockholders' Equity. Stockholders' equity decreased $355,000, or 2.9%, from $12,179,000 at September 30, 1996 to $11,824,000 at September 30, 1997,
as a result of the stock repurchase program and quarterly dividend payments. During the year ended September 30, 1997, the Company repurchased 50,100 shares of its stock at an average price of $15.83 per share.

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

                                                        Years ended September 30,
                  ----------------------------------------------------------------------------------------
                                1995                          1996                           1997
                  ----------------------------   ----------------------------  ---------------------------
                  Average     Interest & Yield/  Average     Interest & Yield/ Average     Interest  Yield/
                  Balance (2) Dividends  Cost    Balance (2) Dividends  Cost   Balance (2) Dividends Cost
                  -------     --------   ----    -------     --------   ----   -------     --------  ----
                                                            (Dollars in Thousands)
Interest-
 earning
 assets:
Loans
 receiv-
 able (1)         $25,254     $1,712     6.78 %  $28,841     $2,069     7.17 %  $32,416    $2,391    7.38 %
Investment
 securities        12,083        781     6.46     12,593        758     6.02     13,815       895    6.48
 Mortgage-
 backed and
 related
 securities         5,297        400     7.55      5,645        425     7.53      4,951       361    7.29
Daily
 interest-
 bearing
 assets             8,057        391     4.85      9,089        451     4.96      5,881       259    4.40
                  -------    -------  -------    -------    -------  -------    -------    ------
   Total
   interest-
   earning
   assets          50,691      3,284     6.48     56,168      3,703     6.59     57,063     3,906    6.85

Noninterest-
 earning
 assets:
 Office
 properties
 and
 equipment, net       961                            897                          1,073

Other noninterest
 -earning assets    1,066                            542                            584
                  -------                        -------                        -------
   Total assets   $52,718                        $57,607                        $58,720
                  =======                        =======                        =======

Interest-
 earning
 liabilities:
 Passbook
 savings
 accounts           6,912        195     2.82      5,815        163     2.80      5,752       160    2.78
 Demand and
  NOW accounts      6,880        151     2.19      6,188        141     2.28      5,953       138    2.32
 Money
 market accounts    3,415         96     2.81      3,095        100     3.23      2,839        92    3.24
 Certificates
 of deposit        25,906      1,207     4.66     27,877      1,469     5.27     28,076     1,522    5.42
                  -------    -------  -------    -------    -------  -------    -------    ------
 Total deposits    43,113      1,649     3.82     42,975      1,873     4.36     42,620     1,912    4.49
 Advances from
  FHLB                 --         --       --         --         --       --      2,917       153    5.25
                  -------    -------  -------    -------    -------  -------    -------    ------
  Total interest
  -bearing
  liabilities      43,113      1,649     3.82     42,975      1,873     4.36     45,537     2,065    4.54
Noninterest-bearing
 liabilities:
 Noninterest-
 bearing
 deposits             219                            245                            293
   Other
    liabilities       735                            943                            990
                  -------                        -------                        -------
  Total
   liabilities     44,067                         44,163                         46,820
Stockholders'
 equity             8,651                         13,444                         11,900
                  -------                        -------                        -------
    Total liabilities
  and stockholders'
  equity          $52,718                        $57,607                        $58,720
                  =======                        =======                        =======

Net interest
 income                        $1,635                        $1,830                        $1,841
                               ======                        ======                        ======

Interest rate
 spread                                  2.66                           2.23                         2.31


Net interest margin                      3.23                           3.26                         3.22


Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities              118%                       131%                           125%
__________________________
(1) Average balances include nonaccrual loans and loans 90 days or more past due.
(2) Average balances for a period have been calculated using the average of month-end balances during such period.

                                       11

     The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                                       At
                                                    Years Ended     September
                                                   September 30,       30,
                                                ------------------  ---------
                                                1995   1996   1997     1997
                                                ----   ----   ----     ----

Weighted average yield on loan portfolio...     6.78%  7.17%  7.38%    7.41%
Weighted average yield on mortgage-
   backed and related securities...........     7.55   7.53   7.29     7.18
Weighted average yield on investment
   securities..............................     6.46   6.02   6.48     6.34
Weighted average yield on interest-
   bearing deposits........................     4.85   4.96   4.40     5.57
Weighted average yield on all interest-
   earning assets..........................     6.48   6.59   6.85     6.95
Weighted average rate paid on
   total deposits..........................     3.82   4.36   4.49     4.47
Weighted average rate paid on all
   advances from FHLB......................       --     --   5.25     5.60
Weighted average rate paid on all
   interest-bearing liabilities............     3.82   4.36   4.54     4.55
Interest rate spread (spread between
   weighted average rate on all interest-
   earning assets and all interest-
   bearing liabilities)....................     2.66   2.23   2.31     2.40
Net interest margin (net interest income
   as a percentage of average
   interest-earning assets)................     3.23   3.26   3.22      N/A


The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume);
and (iii) changes in rate/volume (change in rate multiplied by change in volume).


                                                          Years Ended September 30,
                                  -------------------------------------------------------------------
                                      1996 Compared to 1995                1997 Compared to 1996
                                    Increase (Decrease) Due to           Increase (Decrease) Due to
                                  ------------------------------        -----------------------------
                                                   Rate/                                Rate/
                                  Rate   Volume    Volume    Net        Rate   Volume   Volume    Net
                                  ----   ------    ------    ---        ----   ------   ------    ---
Interest-earning assets:
  Loans receivable (1)            $99     $244       $14    $357        $61     $253      $8      $322
  Investment securities           (54)      33        (2)    (23)        58       73       6       137
  Mortgage-backed and related
   securities                      (1)      26        --      25        (14)     (50)     --       (64)
  Daily interest-bearing
   deposits                         9       50         1      60        (51)    (159)     18      (192)
                                -----     ----       ---    ----       ----     ----     ---      ----
Total net change in income
 on interest-bearing assets        53      353        13     419         54      117      32       203

Interest-bearing liabilities:
  Interest-bearing deposits       231       (6)       (1)    224         56      (15)     (2)       39
  Advances from FHLB               --       --        --      --         21      125       7       153
                                -----     ----       ---    ----       ----     ----     ---      ----
Total net change in expenses
  on interest-bearing
  liabilities                     231       (6)       (1)    224         77      110       5       192
                                -----     ----       ---    ----       ----     ----     ---      ----
Net change in net interest
  income                        $(178)    $359       $14    $195       $(23)    $  7     $27      $ 11
                                =====     ====       ===    ====       ====     ====     ===      ====

--------------
(1) For purposes of calculating volume, rate, and rate/volume variances, nonaccrual loans were included in the weighted-average balance outstanding.



Liquidity and Capital Resources
-------------------------------

     The Association's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association also has access to and has begun to use advances from the Federal Home Loan Bank of Des Moines to supplement its supply of funds.

     The primary investing activity of the Association is the origination of loans and purchasing of investment securities and mortgage-backed securities. Mortgage loan originations in excess of repayment totaled $2,424,000 and a net increase in investment securities and mortgage-backed securities totaled $392,000 during the year ended September 30, 1997. These activities were primarily funded by cash on hand, maturing investments and the use of cash advances from Federal Home Loan Bank of Des Moines.

     The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial 1995, 1996 and 1997 the Association used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At September 30, 1997, the Association had loan commitments of $769,000.

     At September 30, 1997, Savings certificates amounted to $28,724,000 or 65.4%, of the Association's total deposits, including $21,608,000 which were scheduled to mature by September 30, 1998. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management of the Association believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits n changing interest rate environments.

     During the year ended September 30, 1997, the OTS required a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawal deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposits accounts plus short-term borrowings. The Association's average liquidity ratios were 48.4%, 40.5% and 35.6% during the years ended September 30, 1995, 1996 and 1997, respectively. The Association's average short-term liquidity ratios for the same periods were 26.8%, 19.6% and 14.7%, respectively. The Association's actual short- and long-term liquidity ratios at September 30, 1997 were 14.66% and 34.09%. The Association consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Association is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 1997, the Association was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.9%, 14.9% and 34.8%, respectively. See Note 16 of the Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices
---------------------------------------

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services

Impact of New Accounting Standard
---------------------------------

     See Note 1 of the Notes to the Consolidated Financial Statements.

         [Letterhead of KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.]


                            INDEPENDENT AUDITORS' REPORT
                            - - - - - - - - - - - - - - -



To the Board of Directors and Stockholders
NS&L Bancorp, Inc. and Subsidiary
Neosho, Missouri

We have audited the accompanying consolidated statements of financial condition of NS&L Bancorp, Inc. and Subsidiary as of September 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NS&L Bancorp, Inc. and Subsidiary as of September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                              /s/KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.

                              KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.

October 29, 1997
Springfield, Missouri

                            NS&L BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    - - - - - - - - - - - - - - - - - - - - - - - -
                              September 30, 1996 and 1997

                                                         1996          1997
              ASSETS                                     ----          ----
              ------
Cash and cash equivalents, including
  interest-bearing accounts of $8,202,356
  in 1996 and $4,844,199 in 1997                      $8,853,273   $5,521,215
Certificates of deposit                                2,597,553      377,000
Investment securities available-for-sale,
  at fair value (Notes 1 and 3)                          925,138      266,813
Investment securities held-to-maturity
  (estimated market value of $11,480,181 in 1996
  and $13,459,795 in 1997) (Notes 1 and 3)            11,554,177   13,472,811
Mortgage-backed securities held-to-maturity
  (estimated market value of $5,448,035 in 1996
  and $4,608,360 in 1997) (Notes 1 and 4)              5,341,911    4,473,160
Loans receivable, net (Notes 1 and 5 )                31,051,211   33,878,880
Accrued interest receivable (Note 6)                     391,261      454,206
Property and equipment,
  less accumulated depreciation (Notes 1 and 7)          868,144    1,148,039
Intangible assets (Note 1)                                   -         83,343
Other assets                                             224,771      141,263
                                                     -----------  -----------
    Total assets                                     $61,807,439  $59,816,730
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Customer deposits (Note 9)                           $48,443,533  $43,892,375
Advances from Federal Home Loan Bank (Note 10)               -      3,000,000
Advances from borrowers
  for taxes and insurance                                314,471      317,548
Income taxes payable - current (Note 8)                   21,519       34,592
Deferred income taxes (Notes 1 and 8)                    291,007      412,873
Other liabilities                                        558,346      335,047
                                                     -----------  -----------
    Total liabilities                                 49,628,876   47,992,435
                                                     -----------  -----------
Commitments and Contingencies (Note 14)                      -            -

Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued                             -            -
Common stock, $.01 par value; 8,000,000
  shares authorized, issued 887,814 in 1996
  and 886,314 in 1997, outstanding 759,082
  in 1996 and 711,666 in 1997                              8,878        8,863
Paid-in capital                                        8,415,931    8,461,129
Retained earnings - substantially
  restricted (Notes 16 and 17)                         6,363,058    6,493,728
Treasury stock, at cost 128,732 shares in 1996
  and 174,648 shares in 1997                          (1,675,943)  (2,414,324)
Unearned compensation (Note 11)                         (952,706)    (779,793)
Unrealized gain on securities available-for-sale,
  net of applicable deferred income taxes                 19,345       54,692
                                                     -----------  -----------
    Total stockholders' equity                        12,178,563   11,824,295
                                                     -----------  -----------
    Total liabilities and stockholders' equity       $61,807,439  $59,816,730
                                                     ===========  ===========

             The accompanying notes are an integral part of the
                       consolidated financial statements

                     NS&L BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
                     - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997


                                          1995        1996        1997
                                          ----        ----        ----
Interest Income:
  Loans receivable                     $1,712,227  $2,069,138  $2,391,319
  Investment securities                   780,772     757,481     894,610
  Mortgage-backed and
    related securities                    399,595     425,189     361,409
  Other interest-earning assets           391,569     450,831     258,951
                                        ---------   ---------   ---------
      Total interest income             3,284,163   3,702,639   3,906,289
                                        ---------   ---------   ---------
Interest Expense:
  Customer deposits                     1,649,491   1,872,658   1,912,171
  Federal Home Loan Bank advances              -           -      153,359
                                        ---------   ---------   ---------
    Total interest expense              1,649,491   1,872,658   2,065,530
      Net interest income               1,634,672   1,829,981   1,840,759
Provision for  Loan Losses                  7,740       3,201       2,195
                                        ---------   ---------   ---------
      Net interest income after
        provision for loan losses       1,626,932   1,826,780   1,838,564
                                        ---------   ---------   ---------
Noninterest Income:
  Gain on sale of investment securities        -       77,137      36,859
  Gain on sale of loans                     1,409          -          286
  Banking service charges and fees        151,924     146,326     145,751
  Mortgage banking fees                        -           -       33,219
  Loan late charges                         7,750       7,350       7,208
  Other                                    46,882      34,331      11,576
                                        ---------   ---------   ---------
      Total noninterest income            207,965     265,144     234,899
                                        ---------   ---------   ---------
Noninterest Expense:
  Compensation and
    employee benefits (Notes 11 and 12)   616,399     702,127     784,706
  Occupancy and equipment                 138,913     142,152     150,587
  Deposit insurance premium               100,833     383,628      39,171
  Data processing                          90,322      83,871      91,095
  Printing, postage, stationery and
   supplies                                46,897      60,551      55,937
  Professional fees                        17,663      63,291      62,959
  Other                                   130,337     177,749     187,200
                                        ---------   ---------   ---------
      Total noninterest expense         1,141,364   1,613,369   1,371,655
                                        ---------   ---------   ---------

      Income before taxes                 693,533     478,555     701,808
  Income Taxes (Note 8)                   211,726     151,623     246,209
                                        ---------   ---------   ---------

Net income                              $ 481,807   $ 326,932   $ 455,599
                                        =========   =========   =========
Earnings per share (Note 1)             $     .61   $     .42   $     .68
                                        =========   =========   =========

             The accompanying notes are an integral part of the
                       consolidated financial statements

                                        NS&L BANCORP, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                - - - - - - - - - - - - - - - - - - - - - - - -
                                  Years Ended September 30, 1995, 1996 and 1997

                    Common
                    Stock                                                 Unrealized     Total
                --------------- Paid-In  Retained  Treasury   Unearned     Gain on    Stockholders'
                Shares   Amount Capital  Earnings   Stock   Compensation  Securities     Equity
                ------   ------ -------  --------  -------- ------------  ----------  ------------
Balances at
 September 30,
 1994               -    $ -     $  -     $6,006,069  $ -      $    -          $  -     $6,006,069
   Net income       -      -        -        481,807    -           -             -        481,807
   Net proceeds
    from issuance
    of common
    stock       856,449  8,564  7,986,040        -      -           -             -      7,994,604
   Common stock
    acquired by
    ESOP (Note 11)  -      -        -            -      -      (685,160)          -       (685,160)
   Dividends
    ($.10 per
     share)         -      -        -        (85,645)   -           -             -        (85,645)
   Release of
    ESOP shares
   (Note 11)        -      -        3,481        -      -        13,960           -         17,441
                -------  -----  ---------  ---------  -----  ----------      -------    -----------
   Balances at
    September
    30, 1995    856,449  8,564  7,989,521  6,402,231    -      (671,200)          -     13,729,116
   Net income       -      -        -        326,932    -           -             -        326,932
   Net proceeds
    from
    issuance
    of common
    stock        31,365    314    407,431        -      -           -             -        407,745
   Common stock
    acquired by
    MRDP (Note
    11)             -      -        -            -      -      (407,745)          -       (407,745)
   Dividends
    ($.475 per
    share)          -      -        -       (366,105)   -           -             -       (366,105)
   Purchase
    of treasury
    stock at
    cost       (128,732)   -        -            -  (1,675,943)     -             -     (1,675,943)
   Vesting of
    MRDP shares
    (Note 11)       -      -        -            -      -        57,764           -         57,764
   Release of
    ESOP shares
    (Note 11)       -      -       18,979        -      -        68,475           -         87,454
   Net change
    in
    unrealized
    gain on
    securities
    available-
    for-sale,
    net of
    applicable
    deferred
    income taxes    -      -        -           -       -           -           19,345      19,345
                -------  -----  ---------  ---------  -----  ----------        -------  ----------

   Balances at
    September
    30, 1996    759,082  8,878  8,415,931  6,363,058 (1,675,943) (952,706)      19,345  12,178,563
   Net income       -      -        -        455,599     -          -             -        455,599
   Net proceeds
    from
    issuance of
    common
    stock           500      5      8,120       -        -          -             -          8,125
   Proceeds from
    exercise of
    stock
    options       1,000     10     12,928       -        -          -             -         12,938
   Common stock
    acquired by
    MRDP (Note
    11)             -      -        -           -        -         (8,125)        -         (8,125)
   Dividends
    ($.50 per
     share)         -      -        -       (326,504)    -          -             -       (326,504)
   Purchase of
    treausry
    stock at
    cost        (50,100)   -        -           -     (793,035)     -             -       (793,035)
   Issuance of
    treasury
    stock         4,184    -       21,846       -       54,654      -             -         76,500
   Vesting of
    MRDP shares
    (Note 11)       -      -        -           -        -         73,519         -         73,519
   Release of
    ESOP shares
    (Note 11)       -      -       41,274       -        -         68,519         -        109,793
   Forfeiture
    of MRDP
    shares       (3,000)   (30)   (38,970)     1,575     -         39,000         -          1,575
   Net change
    in
    unrealized
    gain on
    securities
    available
    for sale,
    net of
    applicable
    deferral
    income
    taxes           -      -        -            -       -          -           35,347         35,347

   Balances at
    September
    30, 1997    711,666 $8,863 $8,461,129 $6,493,728 $(2,414,324) $(779,793)   $54,692 $11,824,295
                ======= ====== ========== ========== ===========  =========  ======= ===========
             The accompanying notes are an integral part of the
                       consolidated financial statements

                                       19

PAGE

                    NS&L BANCORP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997

                                            1995         1996      1997
                                            ----         ----      ----
Cash flows from operating activities:
  Net income                             $ 481,807     $326,932     $455,599
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                          82,077       82,887       84,895
      Amortization                             -            -            232
      Premiums and discounts on
        mortgage-backed securities
        and investment securities         (116,115)    (107,509)    (103,647)
      Loss on loans, net of recoveries       7,740        3,201        2,195
      Gain on sale of investment
       securities                              -        (77,137)     (36,859)
      Gain on sale of loans                 (1,409)         -           (283)
      (Gain) loss on sale of equipment        (300)         -            795
      Income reinvested on
        Federal Home Loan Bank stock           -         (8,300)         -

      Vesting of MRDP shares                   -         57,764       73,519
      Release of ESOP shares                17,441       87,454      109,793
      Net change in operating accounts:
        Accrued interest receivable        (53,423)      44,503      (62,745)
        Other assets                       (86,585)     (73,206)      83,508
        Other liabilities                   72,956      310,279     (229,251)
        Income taxes payable - deferred      1,865     (112,961)      96,906
        Income taxes payable - current     (86,089)      86,826          769
                                       -----------  -----------  -----------
          Net cash from operating
           activities                      319,965      620,733      475,426
                                       -----------  -----------  -----------

Cash flows from investing activities:
  Purchase of investment securities
   held-to-maturity                     (3,000,000)  (4,846,991)  (2,803,760)
  Proceeds from maturities of investment
    securities held-to-maturity          2,065,000    6,578,000      975,000
  Purchase of investment securities
   available-for-sale                          -     (4,163,255)         -
  Proceeds from maturities of investment
    securities available-for-sale              -      2,900,000      500,000
  Net change in certificates of deposit  1,055,000     (655,553)   2,220,553
  Proceeds from sales of investment
    securities available-for-sale              -        446,017      251,859
  Net change in loans receivable        (1,197,552)  (5,121,492)  (2,853,492)
  Purchase of mortgage-backed and
    related securities held-to-maturity   (949,794)    (370,372)    (315,038)
  Proceeds from principal payments and
    maturities of mortgage-backed
    securities held-to-maturity            583,565      921,150    1,196,993
  Purchases of property and equipment      (10,805)     (23,379)    (325,119)
  Proceeds from sale of loans              130,819         -          57,142
  Proceeds from sale of equipment              300         -             -

  Acquisition of Crawford Mortgage
   Inc., net of cash                           -           -         (52,588)
                                       -----------  -----------  -----------
        Net cash used in investing
         activities                    $(1,323,467) $(4,335,875) $(1,148,450)
                                       -----------  -----------  -----------

             The accompanying notes are an integral part of the
                       consolidated financial statements

PAGE

                      NS&L BANCORP, INC. AND SUBSIDIARY

               - - - - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997

                                          1995        1996         1997
Cash flows from financing activities:     ----        ----         ----
  Net change in demand deposits,
    savings accounts, and
    certificates of deposit            $(108,807)  $4,355,927  $(4,551,158)
  Proceeds from Federal Home Loan
   Bank advances                             -        -          3,500,000
  Payments on Federal Home Loan Bank
   advances                                  -        -           (500,000)
  Proceeds from issuance of common
   stock                               7,309,444      -             12,938
  Cash dividends paid                        -      (356,865)     (330,856)
  Purchase of treasury stock                 -    (1,675,943)     (793,035)
  Net increase in mortgage
    escrow funds                           8,427       4,957         3,077
                                     -----------  ----------    ----------
        Net cash from (used in)
            financing activities       7,209,064   2,328,076    (2,659,034)
                                     -----------  ----------    ----------

Net increase (decrease) in cash
  and cash equivalents                 6,205,562  (1,387,066)   (3,332,058)
Cash and cash equivalents -
  beginning of year                    4,034,777  10,240,339     8,853,273
                                     -----------  ----------    ----------
Cash and cash equivalents -
  end of year                        $10,240,339  $8,853,273    $5,521,215
                                     ===========  ==========    ==========

Supplemental disclosures of
  cash flow information:

    Cash paid during the year for:
      Interest on deposits            $1,642,348  $1,868,691    $2,045,292
      Income taxes                       295,951     231,291       147,476


Supplemental schedule of
  non-cash investing and
  financing activities:

  Dividends declared September 22,
    1995, payable October 31, 1995     $  85,645  $     -       $      -
  Dividends declared September 20,
    1996, payable October 31, 1996           -       94,885            -
  Dividends declared September 22,
    1997, payable October 31, 1997           -          -           88,959
  Issuance of treasury stock during
    acquisition of subsidiary                -          -           76,500


             The accompanying notes are an integral part of the
                       consolidated financial statements

                        NS&L BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    - - - - - - - - - - - - - - - - - - - - - -
                   Years Ended September 30, 1995, 1996 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

NS&L Bancorp, Inc. (the "Company") is a Missouri corporation that was organized in February 1995 for the purpose of becoming a unitary savings and loan holding company for Neosho Savings and Loan Association, F.A. (the "Association"). The Association is primarily engaged in providing a full range of banking and mortgage services to individuals and corporate customers. On February 22, 1995, the Association's Board of Directors approved a plan of conversion pursuant to which the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association wholly owned by the Company. On June 7, 1995, the Company completed its Subscription and Community Offering and acquired the capital stock of the Association with a portion of the proceeds (Note 17).

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association's allowances for loan losses and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of NS&L Bancorp, Inc. and its wholly-owned subsidiary, the Association, and NS&L Enterprises and Crawford Mortgage Inc., wholly-owned subsidiaries of the Association. In consolidation, all significant intercompany balances and transactions have been eliminated.

                     NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                - - - - - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
    -------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions which are unrestricted as to withdrawal or use. Cash equivalents include highly-liquid instruments with an original maturity of three months or less.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES - During the year ended September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which established three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. At September 30, 1996 and 1997, the Company had no securities designated as trading securities. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

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

The Association, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Association is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $420,600 at September 30, 1997.

PAGE

                      NS&L BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  - - - - - - - - - - - - - - - - - - - - - -
                 Years Ended September 30, 1995, 1996 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
    -------------------------------------------------------

LOANS RECEIVABLE - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is recognized on an accrual basis.

Non-performing loans are placed on a nonaccrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due 90 days or more, except when the loan is well secured and in the process of collection. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection. Cash collections subsequently received are applied against outstanding principal until the loan is considered fully collectible, after which cash collections are recognized as interest income. As of September 30, 1997, the Company had no loans which were impaired.

PROPERTY, EQUIPMENT AND RELATED DEPRECIATION - Property and equipment have been stated at cost. Depreciation has been principally computed by applying the following methods and estimated lives:

                Category           Estimated Life          Method
         ------------------------  --------------    ---------------------
         Office furniture,                           Straight-line and
           fixtures and equipment   3-10 Years           declining-balance
         Buildings and lease-                        Straight-line and
           hold improvements       10-40 Years           declining-balance

INTANGIBLE ASSETS - Intangible assets have been recorded by the Association in connection with the acquisition of the net assets of Crawford Mortgage and Financial Services, Inc., which is discussed further in Note (2). Goodwill, which represents the excess of the purchase price over the estimated market value of net assets acquired, is being amortized on a straight-line basis over thirty years. Amortization expense charged to operations amounted to $232 for 1997.

INCOME TAXES - The Company files a consolidated federal income tax return with its wholly-owned subsidiary. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that all, or some portion, of a deferred tax asset will not be realized.

PAGE

                     NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
    -------------------------------------------------------

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

LOAN ORIGINATION FEES - Loan fees received are accounted for in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid off or sold, the unamortized balance of these deferred fees and costs are recognized in income.

ADVERTISING COSTS - The Company expenses non-direct response advertising costs as they are incurred.

EARNINGS PER SHARE - Pro forma earnings per share for the year ended September 30, 1995 is determined by dividing income for the year by the weighted average number of common and common equivalent shares as if the Company's conversion occurred on October 1, 1994. Employee Stock Ownership Plan ("ESOP") shares not committed to be released are not considered outstanding for purposes of calculating earnings per share due to the Company's adoption of Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans (see
Note 11). The weighted average number of shares used in the computation of earnings per share was 788,482 in 1995, 783,969 in 1996 and 671,599 in 1997.
There is no material difference between primary and fully diluted earnings per share.

NEW ACCOUNTING STANDARDS - In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which clarifies and provides consistent guidance for distinguishing transfer of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" defers the December 31, 1996 effective date of application of certain portions of SFAS No. 125 until January 1, 1998. The Company adopted the provisions of SFAS No. 125 on January 1, 1997. The adoption did not have a material impact on the Company's financial condition or results of operations.

                      NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
    -------------------------------------------------------

NEW ACCOUNTING STANDARDS - SFAS No. 128, "Earnings Per Share," was issued in February 1997 and establishes standards for computing and presenting earnings per share ("EPS"). It applies to entities with publicly-held common stock or potential common stock. The Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the period ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Company.

SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1996." and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Company.

In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 becomes effective for the Company's fiscal year ending September 30, 1999, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Company.

                      NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997


(2) ACQUISITION
    -----------

During 1997, the Association formed a new subsidiary, Crawford Acquisition Company for the sole purpose of acquiring Crawford Mortgage and Financial Services, Inc.. On August 26, 1997, Crawford Aquisition Company acquired all of the capital stock of Crawford Mortgage and Financial Services, Inc. in a business combination accounted for as a purchase. Crawford Mortgage and Financial Services, Inc. was engaged in originating mortgages primarily in Missouri. After the acquisition, Crawford Mortgage and Financial Services, Inc. was merged into Crawford Acquisition Company and the name was changed to Crawford Mortgage, Inc. The results of operations of Crawford Mortgage, Inc. are included in the accompanying financial statements since the date of formation.

The total cost of this acquisition, which was based on fair market values of the net assets acquired, was as follows:

                  Cash                                      $     20,911
                  Loans and accrued interest                      33,432
                  Property and equipment                          40,466
                  Goodwill                                        83,575
                  Accounts Payable                               (10,555)
                  Income tax payable                             (12,304)
                  Other liabilities                               (5,525)
                                                            ------------
                      Total cost of net assets acquired     $    150,000
                                                            ------------

The purchase price was comprised of 4,184 shares of NS & L Bancorp, Inc. common stock, valued at $76,500 and cash of $73,500.

The table below presents an unaudited pro forma combined summary of operations of the Company for the years ended September 30, 1996 and 1997. The Unaudited Pro Forma Combined Summary of Operations is presented as if the acquisition of Crawford Mortgage and Financial Services, Inc. had been effective October 1, 1995.

                                              1996            1997
                                              ----            ----

    Interest Income                        $3,703,659      $3,908,632
    Interest Expense                        1,872,658       2,065,578
                                           ----------      ----------
    Net interest income                     1,831,001       1,838,464
    Provision for loan losses                   3,201           2,195
    Noninterest Income                        376,076         494,237
    Noninterest Expense                     1,703,230       1,568,483
                                           ----------      ----------
        Income before income taxes            500,646         766,613
    Income taxes                              159,723         262,309
                                           ----------      ----------
        Net Income                         $  340,923      $  504,304
                                           ----------      ----------
    Earnings per share                     $      .43      $      .75
                                           ----------      ----------

                        NS&L BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - - -
                  Years Ended September 30, 1995, 1996 and 1997



(3) INVESTMENT SECURITIES
    ---------------------

As discussed in Note (1), during the year ended September 30, 1995, the Company adopted SFAS No. 115. The carrying amounts of investment securities as shown in the consolidated balance sheets, and their approximate market values were as follows:

A summary of investment securities available-for-sale at September 30, 1996 is as follows:

                                               Gross   Unrealized   Estimated
                                 Amortized     ------------------     Fair
                                   Cost        Gains     Losses       Value
                                 ---------     -----   ----------   ---------
    United States Government and
       Federal Agencies
        obligations               $499,432   $    -      $(3,982)     $495,450
    Common stock                   395,000     35,938     (1,250)      429,688
                                  --------   --------    -------      --------
          Total                   $894,432   $ 35,938    $(5,232)     $925,138
                                  --------   --------    -------      --------

Proceeds from the sales of common stock held as availale-for-sale during the year ended September 30, 1996 were $446,017. A gain of $77,137 was recognized on these sales.

A summary of the investment securities held-to-maturity at September 30, 1996 is as follows:

                                               Gross   Unrealized   Estimated
                                 Amortized     ------------------     Fair
                                   Cost        Gains     Losses       Value
                                 ---------     -----   ----------   ---------

    U.S. Treasury securities and
       obligations of U.S.
       government corporations
       and agencies             $10,174,079   $ 95,006  $(184,629) $10,084,456
    Obligations of states and
       political subdivisions       959,498     15,627        -        975,125
    Stock in Federal Home Loan
       Bank, at cost                420,600        -          -        420,600
                                -----------   --------  ---------  -----------
           Total                $11,554,177   $110,633  $(184,629) $11,480,181
                                -----------   --------  ---------  -----------

A summary of investment securities available-for-sale at September 30, 1997 is as follows:

                                               Gross   Unrealized   Estimated
                                 Amortized     ------------------     Fair
                                   Cost        Gains     Losses       Value
                                 ---------     -----   ----------   ---------

    Common Stock                 $180,000    $ 86,813    $   -      $266,813
                                 --------    --------    --------   --------

Proceeds from the sales of common stock held as available-for-sale during the year ended September 30, 1997 were $251,859. A gain of $36,859 was recognized on these sales.

                     NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997



(3) INVESTMENT SECURITIES - (CONTINUED)
    ----------------------------------

A summary of the investment securities held-to-maturity at September 30, 1997 is as follows:
                                                                    Estimated
                                 Amortized     Gross   Unrealized     Fair
                                   Cost        Gains     Losses       Value
                                 ---------     -----   ----------   ---------

    U.S. Treasury securities and
       obligations of U.S.
       government
       corporations and
       agencies                $12,217,582  $113,046   $135,483  $12,195,145
    Obligations of states and
       political subdivisions      834,629     9,421       -         844,050
    Stock in Federal Home Loan
       Bank, at cost               420,600       -         -         420,600
                               -----------  --------   --------  -----------
          Total                $13,472,811  $122,467   $135,483  $13,459,795
                               ===========  ========   ========  ===========

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized       Estimated
                                              Cost         Fair Value
                                            ---------      ----------

    Due in one year or less               $ 2,457,775     $ 2,456,009
    Due after one year through five years   5,867,275       5,841,875
    Due after five years through ten years  3,268,941       3,194,901
    Due after ten years                     1,458,220       1,546,410
                                          -----------     -----------
          Total                           $13,052,211     $13,039,195
                                          ===========     ===========

Securities pledged as collateral had book values of $6,220,849 and $2,395,005 and market values of $6,244,540 and $2,391,750 at September 30, 1996 and 1997, respectively.

                        NS&L BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                 Years Ended September 30, 1995, 1996, and 1997


(4) MORTGAGE-BACKED SECURITIES
    --------------------------

As discussed in Note (1), during the year ended September 30, 1995, the Company adopted SFAS No. 115. The carrying values and estimated market values of mortgage-backed securities are summarized below:

                                        September 30, 1996
                         ------------------------------------------------
                         Principal    Unamortized  Unearned     Carrying
                          Balance      Premiums    Discounts     Value
                         ---------    -----------  ---------   ----------

    GNMA Certificates   $  892,353    $      -     $   4,960   $  887,393
    FHLMC Certificates   1,449,916           153      85,607    1,364,462
    FNMA Certificates    3,099,098         6,089      15,131    3,090,056
                        ----------    ----------   ---------   ----------
                        $5,441,367    $    6,242   $ 105,698   $5,341,911
                        ==========    ==========   =========   ==========

                                       Gross        Gross      Estimated
                         Carrying    Unrealized   Unrealized     Market
                          Value        Gains        Losses       Value
                         ---------    ----------   ---------   ----------

    GNMA Certificates   $  887,393    $    9,115   $   1,125   $  895,383
    FHLMC Certificates   1,364,462       103,845       6,419    1,461,888
    FNMA Certificates    3,090,056        19,785      19,077    3,090,764
                        ----------    ----------   ---------   ----------
                        $5,341,911    $  132,745   $  26,621   $5,448,035
                        ==========    ==========   =========   ==========


                                        September 30, 1997
                         ------------------------------------------------
                         Principal    Unamortized  Unearned     Carrying
                          Balance      Premiums    Discounts     Value
                         ---------    -----------  ---------   ----------

    GNMA Certificates   $1,048,907   $      -      $   4,226   $1,044,681
    FHLMC Certificates   1,152,857           115      69,290    1,083,682
    FNMA Certificates    2,357,648           -        12,851    2,344,797
                        ----------    ----------   ---------   ----------
                        $4,559,412   $      115    $  86,367   $4,473,160
                        ==========    ==========   =========   ==========

                                       Gross        Gross      Estimated
                         Carrying    Unrealized   Unrealized     Market
                          Value        Gains        Losses       Value
                         ---------    ----------   ---------   ----------

    GNMA Certificates   $1,044,681   $  14,715    $     -      $1,059,396
    FHLMC Certificates   1,083,682      83,554          -       1,167,236
    FNMA Certificates    2,344,797      36,931          -       2,381,728
                        ----------    ----------   ---------   ----------
                        $4,473,160   $ 135,200    $     -      $4,608,360
                        ==========    ==========   =========   ==========

The mortgage-backed securities presented above are non-equity securities. Management does not believe there is substantial risk associated with these securities.

                        NS&L BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                   Years Ended September 30, 1995, 1996 and 1997

(5) LOANS RECEIVABLE
    ----------------

Loans receivable consist of the following:
                                                      September 30,
                                              --------------------------
                                                   1996             1997
    Mortgage loans:                           -----------    -----------
      One-to-four dwelling units              $29,625,575    $32,319,127
      Commercial                                   76,576         72,250
      Construction                                486,356        221,681
                                              -----------    -----------
          Total mortgage loans                 30,188,507     32,613,058
                                              -----------    -----------

    Other loans:
      Loans on deposits                           471,223        407,857
      Education                                    15,643         32,416
      Consumer and automobile                     679,895      1,089,930
      Unsecured                                     3,775         26,440
                                              -----------    -----------

          Total other loans                     1,170,536      1,556,643
                                              -----------    -----------

    Less:
      Undisbursed portion of loans in process     224,602        209,515
      Net deferred loan origination fees           41,638         37,519
      Allowance for loan losses                    41,592         43,787
                                              -----------    -----------

          Net loans receivable                $31,051,211    $33,878,880
                                              ===========    ===========

The Association has designated its education loans as held-for-sale. These loans are stated at the lower of cost or market.

Activity in the allowance for loan losses is summarized as follows:


                                      Years Ended September 30,
                                    ------------------------------
                                     1995        1996        1997
                                    -------     ------      ------

    Beginning balance               $30,651     $38,391     $41,592
    Provision charged
      to income                       7,740       3,201       2,195
                                    -------     -------     -------
        Ending balance              $38,391     $41,592     $43,787
                                    =======     =======     =======

The Association primarily grants residential loans to customers throughout southwest Missouri. The loans are typically secured by real estate.

                       NS&L BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                 Years Ended September 30, 1995, 1996 and 1997


(6) ACCRUED INTEREST RECEIVABLE
    ---------------------------

Accrued interest receivable is summarized as follows:

                                                      September 30,
                                                ------------------------
                                                  1996            1997
                                                --------        --------

    Investment securities                       $ 197,345       $243,575
    Mortgage-backed securities                     40,604         33,368
    Loans receivable                              153,312        177,263
                                                ---------       --------

                                                $ 391,261       $454,206
                                                =========       ========

(7) PROPERTY AND EQUIPMENT
    ----------------------

Property and equipment consists of the following:


                                               September 30, 1996
                                       ---------------------------------
                                                     Accum.
        Category                         Cost        Deprec.       Net
    --------------------               ---------   ---------    --------

    Land                              $   95,350   $     -       $95,350
    Buildings                          1,107,552     458,061     649,491
    Office furniture, fixtures
        and equipment                    421,194     297,891     123,303
                                      ----------   ---------    --------
                                      $1,624,096   $ 755,952    $868,144
                                      ==========   =========    ========


                                               September 30, 1997
                                       ---------------------------------
                                                     Accum.
        Category                         Cost        Deprec.       Net
    --------------------               ---------   ---------    --------


    Land                              $  398,215   $     -    $  398,215
    Leasehold improvements                 5,963         330       5,633
    Buildings                          1,107,552     500,488     607,064
    Office furniture, fixtures
        and equipment                    436,937     299,810     137,127
                                      ----------   ---------  ----------
                                      $1,948,667   $ 800,628  $1,148,039
                                      ==========   =========  ==========

Depreciation charged to operations for the years ended September 30, 1995, 1996 and 1997 was $82,077, $82,887, and $84,895.

                      NS&L BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                 Years Ended September 30, 1995, 1996 and 1997


(8) INCOME TAXES
    ------------

The provision for income tax expense is as follows:

                                          Years Ended September 30,
                                    ------------------------------------
                                       1995         1996         1997
                                    ---------    --------       --------

    Current                         $ 209,861    $264,584       $145,103
    Deferred                            1,865    (112,961)       101,106
                                    ---------    --------       --------
        Total                       $ 211,726    $151,623       $246,209
                                    =========    ========       ========

The provision for income taxes differs from that computed at the statutory corporate rate of 34% as follows:

                                          Years Ended September 30,
                                    ------------------------------------
                                       1995         1996         1997
                                    ---------    --------       --------

    Tax at statutory rate           $235,801     $162,709      $238,615
    Increase (decrease) in taxes
      resulting from:
        State taxes, net of federal
          benefit                      1,342       27,736         5,533
        Non-deductible expenses        3,315        9,804        17,223
        Tax-exempt income            (20,627)     (18,008)      (18,173)
        Other                         (8,105)     (30,618)        3,011
                                    ---------    --------      --------
    Provision for income taxes      $211,726     $151,623      $246,209
                                    =========    ========      ========

                      NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997

(8) INCOME TAXES - (CONTINUED)
    --------------------------

Deferred income tax expense (benefit) results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of the differences and the related tax effects are as follows:

                                             Years Ended September 30,
                                       ------------------------------------
                                          1995         1996         1997
                                       ---------    --------       --------

    Difference from depreciation
      methods used for tax purposes
      and financial statements          $ 2,214     $ (1,435)     $ 9,070
    Use of different methods for
      computing loan loss reserves
      for tax purposes and
      financial statements               14,175       19,735         (812)
    Difference from accretion methods
      used for mortgage-backed
      security discounts for tax
      purposes and financial
      statements                         (7,404)      (7,201)      (8,134)
    Federal Home Loan Bank stock
      dividends                            -           3,070         -
    Difference from cash basis
      accounting for tax purposes
      and accrual basis accounting
      for financial statements           17,111     (125,998)     109,730
    Use of different methods for
      computing net deferred loan
      fees for tax purposes and
      financial statements               15,953       27,491        9,870
    Deferred compensation               (33,489)      (5,752)       5,025
    Unearned compensation                  -         (29,566)     (19,301)
    Other book/tax differences           (6,695)       6,695       (4,342)
                                       --------    ---------     --------
        Increase (decrease) in
          deferred income taxes          $1,865    $(112,961)    $101,106
                                       ========    =========     ========

                      NS&L BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                  Years Ended September 30, 1995, 1996 and 1997


(8) INCOME TAXES - (CONTINUED)
    --------------------------

The components of deferred tax assets and liabilities consisted of:

                                                   September 30,
                                               -------------------
                                                 1996       1997
                                               --------   --------

    Deferred tax assets:
      Reserve for loan losses                  $ 15,389   $ 16,201
      Deferred compensation                      39,241     34,216
      Unrealized losses on investments            1,936       -

      Unearned compensation                      29,566     48,867
      Other                                        -         4,342
         Total gross deferred tax assets         86,132    103,626
    Deferred tax liabilities:
      Tax depreciation in excess of book
        depreciation                             19,370     28,440
      Federal Home Loan Bank stock dividends 36,374 36,374 Bad debt reserves for tax purposes in excess of base year bad debt
        reserves                                155,474    155,474
      Cash basis conversion for tax purposes 11,322 121,052 Book accretion in excess of tax accretion
        on mortgage-backed security discounts    97,858     89,724
      Unrealized gains on investments            13,297     32,121
      Deferred loan fees                         43,444     53,314
          Total gross deferred tax liabilities  377,139    516,499
                                               --------   --------
             Net deferred tax liabilities      $291,007   $412,873
                                               ========   ========

Under the Internal Revenue Code, the Association, in determining taxable income, was allowed a special bad debt deduction based on a percentage of taxable income (8%) for 1995 and 1996 or on specified experience formulas. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $1,373,013 of the Association that arose in tax years that began prior to December 31, 1987. At September 30, 1997, the amount of the deferred tax liability that had not been recognized was approximately $508,015. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Association fails to meet the definition of a qualified institution, as defined by the Internal Revenue Code, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, the above percentage of taxable income special bad debt deduction was repealed. All thrifts are required to recapture and pay tax on all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988 (the "base year"). Institutions are required to recapture the excess of their bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions can postpone the payment of these taxes for two years if they meet a residential loan requirement. This requirement is, generally, the institution's mortgage lending activity equaling or exceeding its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. As a result of the SFAS No. 109 recording described above, there will be no impact on the provision for federal income tax resulting from the recapture of the excess reserves. As the tax on the recapture is paid, the deferred tax liability will be reduced.

                    NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997


(9) CUSTOMER DEPOSITS
    -----------------

Deposit account balances at September 30, 1996 and 1997, are summarized as follows:


                                               1996               1997
                                 ------------------   ------------------
                                    Amount      %        Amount      %
                                 -----------   ----   -----------   ----

    Non-interest bearing
      deposits                   $   203,748     .4   $   398,307     .9
    Interest-bearing checking
      accounts                     5,938,953   12.3     5,949,863   13.6
    Money market accounts          2,928,979    6.0     3,087,506    7.0
    Passbook savings               5,807,296   12.0     5,732,738   13.1
    Certificates of deposit       33,564,557   69.3    28,723,961   65.4
                                 -----------  -----   -----------  -----
                                 $48,443,533  100.0%  $43,892,375  100.0%
                                 ===========  =====   ===========  =====

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $6,793,852 and $991,982 at September 30, 1996 and 1997, respectively.

At September 30, 1997 scheduled maturities of certificates of deposit are as follows:

                                1998    $21,607,825
                                1999      4,917,560
                                2000      1,512,560
                                2001        686,016
                                        -----------
                                        $28,723,961
                                        ===========

(10) ADVANCES FROM FEDERAL HOME LOAN BANK
     ------------------------------------

The advances listed below were obtained from the Federal Home Loan Bank of Des Moines and secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts. Advances from the Federal Home Loan Bank at September 30, 1997 are summarized as follows:

    92 day, 5.66% fixed, interest payable
        at maturity, matures October 1997                 $2,000,000

    Ten year, 5.49% adjustable (FHLB DSM 1-
        year cost of funds + .20%), interest payable
        monthly, matures November 2016                     1,000,000
                                                          ----------
                                                          $3,000,000
                                                          ==========

The advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the Federal Home Loan Bank based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.
                                      36

                      NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997


(10) ADVANCES FROM FEDERAL HOME LOAN BANK - (CONTINUED)
     --------------------------------------------------

Maturities of Federal Home Loan Bank advances are as follows:


                                                     Aggregate
                                                       Annual
                 Year Ended September 30             Maturities
                 -----------------------             ----------

                          1998                      $2,000,000
                          1999                            -
                          2000                            -
                          2001                            -
                          2002                            -
                       Later Years                   1,000,000
                                                    ----------
                                                    $3,000,000
                                                    ==========

(11) EMPLOYEE BENEFITS
     -----------------

The Association has established a 401(k) employee benefit plan that covers all employees meeting specific age and length of service requirements. Total expenses incurred for the plan were $9,296, $9,403, and $9,657 for the years ended September 30, 1995, 1996 and 1997, respectively.

The Association has also entered into a salary continuation agreement with five of its officers. These agreements provide for monthly deferred compensation payments for a period of ten years following retirement. The Association has purchased life insurance policies to fund these agreements. Deferred compensation charged to operations for the years ended September 30, 1995, 1996 and 1997 was $30,394, $32,269 and $17,354.

Effective June 1, 1997, the Association adopted a deferred compensation plan for five outside directors. The directors will vest over a period of five years and the agreements provide for monthly deferred compensation payments for a period of five years following retirement. Directors' deferred compensation charged to operations for the year ended September 30, 1997 was $8,664.

The Association has entered into employment agreements with two of its officers for three years. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended for an additional year. In the event of a change of control or termination other than for cause, the officers would be entitled to receive severance payments from the Association of 2.99 times the officers' average annual compensation during the preceding five years.

                     NS&L BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997

(11) EMPLOYEE BENEFITS - (CONTINUED)
     -------------------------------

In connection with the conversion to stock form as described in Note (17), the Association established an internally-leveraged ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of
21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the conversion). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately eight years. As of September 30, 1997, the loan had an outstanding balance of $574,346 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Association reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation was $17,441 in 1995, $87,454 in 1996 and $104,378 in 1997.

                  NS&L BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997


(11) EMPLOYEE BENEFITS - (CONTINUED)
     -------------------------------

A summary of ESOP shares at September 30, 1997 is as follows:

         Allocated shares                        9,004
         Shares committed for release            6,848
         Unreleased shares                      52,664
                                            ----------
           Total                                68,516
                                            ----------
         Fair value of unreleased shares    $1,000,616
                                            ==========

The Association has adopted a Management Recognition and Development Plan ("MRDP") for the benefit of the directors, officers and employees of the Association. The MRDP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Association. The MRDP is managed by trustees comprised of the directors of the Company. The trustees acquired 34,258 shares of the common stock of the Company, of which 28,865 shares have been awarded as of September 30, 1997. These shares represent unearned compensation and have been accounted for as a reduction of stockholders' equity. Such awards vest at the rate of 20% at the end of each twelve months. Vesting is accelerated upon retirement. The Association recorded $73,519 of compensation expense under the MRDP in 1997.

(12) STOCK OPTION PLAN
     -----------------

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1995 Stock Option and Incentive Plan has authorized the grant of options to management personnel for up to 85,645 shares of the Company's common stock. All options granted have 10 year terms and vest and become exercisable ratably over 5 years following date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. Stock Options were first granted January 17, 1996; therefore only information for fiscal years ending 1996 and 1997 is provided. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively; risk-free interest rates of 6.25% and 6.25%; dividend yields of 3.86% and 2.79%, and a weighted-average expected life of the option of 10 years. Based on historical fluctuations of stock price, the volatility factor is considered zero.

                   NS&L BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
             Years Ended September 30, 1995, 1996 and 1997


(12) STOCK OPTION PLAN - (CONTINUED)
     -------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      1996               1997
                                    ---------         ---------

    Pro forma net income            $ 312,903         $ 437,428
                                    ---------         ---------
    Pro forma earnings
      per share:                    $     .40         $     .65
                                    ---------         ---------

A summary of the Company's stock option activity, and related information for the years ended September 30 follows:

                                  1996                     1997
                            -----------------------  -----------------------
                                        Weighted-                Weighted-
                                        Average                  Average
                            Options  Exercise Price  Options  Exercise Price
                            -------  --------------  -------  --------------

    Outstanding-beginning
      of year                 -         $  -         67,410       $12.94
    Granted                 67,410       12.94        3,500        17.95
    Exercised                 -            -         (1,000)       12.94
    Forfeited                 -            -         (6,000)       12.94
                          --------                  -------

    Outstanding-end of
      year                  67,410      12.94        63,910        13.21
                          --------                  -------

    Exercisable at end of
      year                    -           -          12,082        12.94

    Weighted-average fair
      value of options
      granted during the
      year                 $  1.67                 $   3.75

Exercise prices for options outstanding as of September 30, 1997 ranged from $12.94 to $18.63. The weighted-average remaining contractual life of those options is 8.4 years.

                    NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997


(13) RELATED-PARTY TRANSACTIONS
     --------------------------

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

                                            1996         1997
                                          --------     --------

    Beginning balance                     $440,842     $406,795
    Originations and advances               43,000      157,220
    Principal repayments                   (77,047)    (109,896)
                                          --------     --------

    Ending balance                        $406,795     $454,119
                                          ========     ========

Crawford Mortgage, Inc. leases office facilities from an officer of the corporation on a month-to-month basis. Current monthly rent is $1,500. Rent charged to operations from August 27, 1997 to September 30, 1997 was $1,984.

(14) COMMITMENTS AND CONTINGENCIES
     -----------------------------

In the ordinary course of business, the Association has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The principal commitments of the Association are as follows:

Loan Commitments - The Association had outstanding firm commitments to originate variable rate real estate loans in the amount of $769,464 at September 30, 1997.

(15) ADVERTISING COSTS
     -----------------

The Company incurred $23,916, $30,122 and $31,140 in non-direct response advertising costs during the years ended September 30, 1995, 1996 and 1997, respectively. The Company incurred no direct response advertising costs during the three years.

                    NS&L BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997



(16) REGULATORY CAPITAL REQUIREMENTS
     -------------------------------

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision ("OTS"). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets ( as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

As of September 30, 1997, the most recent notification from OTS, the Association was categorized as well-capitalized under the framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                            NS&L BANCORP, INC. AND SUBSIDIARY

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                    Years Ended September 30, 1995, 1996 and 1997


(16) REGULATORY CAPITAL REQUIREMENTS - (CONTINUED)
     ---------------------------------------------

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                    To Be Well-
                                                                                 Capitalized Under
                                                           For Capital           Prompt Corrective
                                     Actual             Adequacy Purposes        Action Provisions
                                ---------------         -----------------        -----------------
                                Amount    Ratio         Amount      Ratio        Amount      Ratio
                                ------    -----         ------      -----        ------      -----
                                                      (Dollars in thousands)

As of September 30, 1996:
  Total Risk-Based Capital                   greater         greater     greater        greater
    (to Risk-Weighted Assets) $ 8,249  38.5% /equal  $ 1,714 /equal 8.0% /equal  $2,142 /equal 10.0%

  Core Capital
    (to Adjusted Tangible                    greater         greater     greater        greater
      Assets)                   8,207  13.8% /equal    1,781 /equal 3.0% /equal   2,968 /equal  5.0%

  Tangible Capital                           greater         greater     greater        greater
    (to Tangible Assets)        8,207  13.8% /equal      890 /equal 1.5% /equal    N/A  /equal

  Tier 1 Capital                                                         greater        greater
    (to Risk-Weighted Assets)   8,207  38.3%             N/A             /equal   1,285 /equal  6.0%

As of September 30, 1997:
  Total Risk-Based Capital                   greater         greater     greater        greater
    (to Risk-Weighted Assets)   8,837  34.8% /equal    2,031 /equal 8.0% /equal   2,539 /equal 10.0%

  Core Capital
    (to Adjusted Tangible                    greater         greater     greater        greater
       Assets)                  8,793  14.9% /equal    1,769 /equal 3.0% /equal   2,949 /equal  5.0%

  Tangible Capital                           greater         greater
    (to Tangible Assets)        8,793  14.9% /equal      885 /equal 1.5%           N/A

  Tier 1 Capital                                                           greater        greater
    (to Risk-Weighted Assets)   8,793   34.6%              N/A             /equal  1,523  /equal  6.0%


(17) CONVERSION
     ----------

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

                   NS&L BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997


(17) CONVERSION - (CONTINUED)
     ------------------------

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

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------------------------

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

                   NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              Years Ended September 30, 1995, 1996 and 1997


(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
     -------------------------------------------------------
     (CONTINUED)
     ------------

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

Federal Home Loan Bank advances - Rates currently available to the Association for advances with similar terms and remaining maturities are used to estimate fair value of existing advances. The carrying amount of accrued interest payable approximates its fair values.

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

                                               September 30, 1996
                                           -------------------------
                                              Carrying       Fair
                                               Amount        Value
                                           -----------   -----------

    Financial assets:
      Cash and cash equivalents            $ 8,853,273   $ 8,853,273
      Certificates of deposit                2,597,553     2,597,553
      Available-for-sale securities            925,138       925,138
      Held-to-maturity securities           11,133,577    11,059,581
      Investment in FHLB stock                 420,600       420,600
      Held-to-maturity mortgage-backed
         securities                          5,341,911     5,448,035
      Loans, net of allowance for loan
         losses                             31,051,211    30,850,000
      Accrued interest receivable              391,261       391,261

                     NS&L BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               Years Ended September 30, 1995, 1996 and 1997


(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
     -------------------------------------------------------
     (CONTINUED)
     ------------

                                               September 30, 1996
                                           -------------------------
                                              Carrying       Fair
                                               Amount        Value
                                           -----------   -----------
    Financial liabilities:
      Deposits                             $48,443,533   $48,394,000
      Federal Home Loan Bank advances             -             -
      Advances from borrowers for taxes
         and insurance                         314,471       314,471
    Unrecognized financial instruments
        (net of contract amount)                  -             -
        Commitments to extend credit              -             -
        Letters of credit                         -             -

        Unused lines of credit                    -             -


                                               September 30, 1997
                                           -------------------------
                                              Carrying       Fair
                                               Amount        Value
                                           -----------   -----------
    Financial assets:
      Cash and cash equivalents            $ 5,521,215  $ 5,521,215
      Certificates of deposit                  377,000      377,000
      Available-for-sale securities            266,813      266,813
      Held-to-maturity securities           13,052,211   13,039,195
      Investment in FHLB stock                 420,600      420,600
      Held-to-maturity mortgage-backed
         securities                          4,473,160    4,608,360
      Loans, net of allowance for loan
         losses                             33,878,880   34,117,000
      Accrued interest receivable              454,206      454,206
    Financial liabilities:
      Deposits                             $43,892,375  $43,847,000
      Federal Home Loan Bank advances        3,000,000    2,983,000
      Advances from borrowers for taxes
         and insurance                         317,548      317,548
    Unrecognized financial instruments
        (net of contract amount)
        Commitments to extend credit              -            -

        Letters of credit                         -            -

        Unused lines of credit                    -            -

                      NS&L BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997


(19) PARENT COMPANY ONLY FINANCIAL INFORMATION
     -----------------------------------------

The following condensed statements of financial condition and condensed statements of income and cash flows for NS&L Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                   Condensed Statements of Financial Condition

                                                      September 30,
                                               --------------------------
          ASSETS                                   1996          1997
          ------                               -----------     ----------

    Cash                                        $1,040,401     $1,738,200
    Certificates of deposit                      1,408,553        179,000
    Investment securities available-for-
       sale, at fair value                         925,138        266,813
    Investment in subsidiary                     8,207,196      8,876,278
    Loan to ESOP                                   624,869        574,346
    Land                                              -           302,865
    Due from subsidiary                               -            23,484
    Other assets                                   119,291          1,830
                                               -----------     ----------
        Total assets                           $12,325,448    $11,962,816
                                               ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    Due to subsidiary                          $   24,821    $       -
    Accrued expenses                                2,242          17,791
    Deferred income taxes, net                     24,937          31,771
    Dividends payable                              94,885          88,959
    Stockholders' equity                       12,178,563      11,824,295
                                               -----------     ----------
        Total liabilities and
           stockholders' equity               $12,325,448     $11,962,816
                                               ===========    ===========

                    NS&L BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
             Years Ended September 30, 1995, 1996 and 1997

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)
     -------------------------------------------------------

                    Condensed Statements of Income

                               Period from
                              June 7, 1995 to   Year Ended     Year Ended
                              September 30,    September 30,  September 30,
                                  1995            1996            1997
                              --------------   -------------  -------------

    Income
      Equity in earnings of
        subsidiary            $   165,422       $  227,933     $   375,058
      Interest income              28,788          133,174         124,059
      Dividend income                -               5,526           8,806
      Gain on sale of
        investments                  -              77,137          36,859
                              -----------       ----------     -----------
        Total income              194,210          443,770         544,782

    Expenses
      Professional fees             3,541           29,639          19,422
      Other                         3,240           28,260          25,895
      Income tax                    7,763           58,939          43,866
                              -----------       ----------     -----------

        Total expenses             14,544          116,838          89,183
                              -----------       ----------     -----------
          Net income          $   179,666       $  326,932     $   455,599
                              ===========       ==========     ===========

Condensed Statements of Cash Flows

                               Period from
                              June 7, 1995 to   Year Ended     Year Ended
                              September 30,    September 30,  September 30,
                                  1995            1996            1997
                              --------------   -------------  -------------

    Cash flows from operating
     activities:
      Net income              $   179,666       $  326,932     $   455,599
      Adjustments to
       reconcile net income
       to net cash provided
       by operating
       activities:
        Equity in earnings
         of subsidiary           (165,422)        (227,933)       (375,058)
        Discounts on
         investment securities       -                 (57)           (568)
        Gain on sale of
         investments                 -             (77,137)        (36,859)
        Net change in operating
         accounts:
          Deferred income
           taxes, net                -              13,576         (13,926)
          Other assets             (1,306)        (117,985)         93,977
          Liabilities               7,763           19,300          (9,272)
                              -----------       ----------     -----------
            Net cash from (used
              in) operating
              activities           20,701          (63,304)        113,893
                              -----------       ----------     -----------
                                        48

                       NS&L BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                Years Ended September 30, 1995, 1996 and 1997


(19) PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)
     -------------------------------------------------------

                               Period from
                              June 7, 1995 to   Year Ended     Year Ended
                              September 30,    September 30,  September 30,
                                  1995            1996            1997
                              --------------   -------------  -------------

    Cash flows from investing
     activities:
      Investment in subsidiary   (3,997,301)         -              -
      Loan to ESOP                 (685,160)         -              -
      Dividends from subsidiary        -        2,000,000           -
      Receipt of principal
        payment on ESOP loan         13,960        15,500         16,312
      Purchase of investment
        securities                     -       (4,163,255)          -
      Proceeds from maturities
        of investments                 -        2,900,000        500,000
      Proceeds from sales of
        investments                    -          446,017        251,859
      Purchase of property
        and equipment                  -             -          (302,865)
      Net change in certifi-
        cates of deposit            (50,000)   (1,358,553)     1,229,553
          Net cash from          ----------     ---------     ----------
           (used in) investing
           activities            (4,718,501)     (160,291)     1,694,859
                                 ----------     ----------     ----------
    Cash flows from financing
     activities:
      Net proceeds from issuance
        of common stock           7,994,604          -            12,938
      Cash dividends paid              -         (356,865)      (330,856)
      Purchase of treasury stock       -       (1,675,943)      (793,035)
        Net cash from (used      ----------     ----------     ----------
          in) financing
          activities              7,994,604     (2,032,808)   (1,110,953)
    Net increase (decrease) in   ----------     ----------     ----------
      cash and cash equivalents   3,296,804     (2,256,403)       697,799

    Cash and cash equivalents at
        beginning of period            -         3,296,804      1,040,401
                                 ----------     ----------     ----------
    Cash and cash equivalents at
        end of period            $3,296,804     $1,040,401     $1,738,200
                                 ==========     ==========     ==========

                          COMMON STOCK INFORMATION

     The common stock of NS&L Bancorp, Inc. is traded on the Nasdaq (Small
Cap) Stock Market under the symbol "NSLB". As of December 1, 1997, there were 311 stockholders of record and 705,416 shares of common stock outstanding (including unreleased ESOP shares of 52,664). This does not reflect the number of persons or entities who hold stock in nominee or "street name". On September 22, 1997, the Company declared a $.125 common stock dividend payable October 31, 1997 to stockholders of record on October 15, 1997. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Association. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.
However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Association's Plan of Conversion. There are also certain dividend limitations applicable to the Company under Missouri law.

The following table sets forth market price and dividend information for the Company's common stock.

                          Fiscal 1995                 Fiscal 1996                   Fiscal 1997
                          -----------                 -----------                   -----------
                   High    Low     Dividend      High    Low     Dividend      High    Low     Dividend
                   ----    ---     --------      ----    ---     --------      ----    ---     --------

First Quarter*     N/A     N/A        N/A       $13.50  $12.75    $0.10       $14.00  $12.50    $0.125

Second Quarter*    N/A     N/A        N/A       $13.75  $12.25    $0.125      $16.75  $13.75    $0.125

Third Quarter    $12.50  $10.00     $0.00       $13.50  $12.50    $0.125      $17.25  $16.25    $0.125

Fourth
 Quarter         $13.75  $11.75     $0.10       $13.00  $12.00    $0.125      $19.50  $16.625   $0.125

__________________
*The Company's common stock began trading on June 8, 1995.

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

OFFICERS:                                     OFFICERS:

George A. Henry                               George A. Henry
Chairman of the Board                         Chairman of the Board

C.R. 'Rick' Butler                            C.R. 'Rick' Butler
President and Director                        President and Director

Dorothy A. LaDue                              Dorothy A. LaDue
Senior Vice President and Secretary           Senior Vice President and
                                              Secretary

Carol A. Guest                                Stephen M. Kelly
Treasurer                                     Vice President

                                              Carol A. Guest
                                              Treasurer

                            CORPORATE INFORMATION

CORPORATE HEADQUARTERS                      TRANSFER AGENT

111 East Main Street                        Registrar and Transfer Co.
Neosho, Missouri                            10 Commerce Drive
                                            Cranford, New Jersey  07016
INDEPENDENT AUDITORS                        (800) 866-1340

Kirkpatrick, Phillips & Miller, CPAs, P.C.  COMMON STOCK
Springfield, Missouri
                                            Traded Nasdaq Small Cap Market
GENERAL COUNSEL
                                            Nasdaq Symbol:  NSLB
Sims, Johnson & Wood
Neosho, Missouri

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.

______________________________________________________________________________

ANNUAL MEETING

     The Annual Meeting of Stockholders will be held Wednesday, January 14, 1998, at 3:00 p.m., Central Time, at the branch office of Neosho Savings and Loan Association, F.A 713 Neosho Boulevard, Neosho, Missouri.

______________________________________________________________________________

A COPY OF THE COMPANY'S FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, NS&L BANCORP, INC., 111 EAST MAIN STREET, NEOSHO, MISSOURI 64850.

                                Exhibit 21


                       Subsidiaries of the Registrant





Parent
------

NS&L Bancorp, Inc.
                                     Percentage          Jurisdiction or
Subsidiaries (a)                    of Ownership     State of Incorporation
----------------                    ------------     ----------------------

Neosho Savings and Loan
  Association, F.A.                    100%              United States

NS&L Enterprises, Inc. (b)             100%                Missouri

Crawford Mortgage, Inc. (b)            100%                Missouri

-----------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)    Wholly-owned subsidiary of Neosho Savings and Loan Association, F.A.

                                   Exhibit 23
             [Letterhead of Kirkpatrick, Phillips & Miller, CPAS, P.C.]

                         CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated October 29, 1997, accompanying the consolidated financial statements incorporated by reference in the Annual Report of NS&L Bancorp, Inc. on Form 10-KSB for the year ending September 30, 1997. We hereby consent to the incorporation by reference of said reports in the registration statement of NS&L Bancorp Inc. on Form S-8 (File No. 333-1566, effective February 21, 1996).



                            /s/KIRKPATRICK, PHILLIPS & MILLER, CPAS, P.C.

                            KIRKPATRICK, PHILLIPS & MILLER, CPAS, P.C.

December 26, 1997
Springfield, Missouri