Form 10QSB
period 1997-12-31
NS&L BANCORP INC
filed 1998-02-13
CIK 939929

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                   -----------------------------------
                               FORM 10-QSB
                        ------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending        December 31, 1997
                                -------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number      0-25814
                       ---------------

                        N S & L Bancorp, Inc.
                        ---------------------
         (Exact name of registrant as specified in its charter)

          Missouri                                  43-1709446
--------------------------------------          --------------------
(State or other jurisdiction of I.R.S.          (I.R.S. Employer
Employer Incorporation or organization)         Identification No.)

     P.O. Box 369, Neosho, MO                           64850
--------------------------------------          --------------------
(Address of principal executive offices)              (Zip Code)

        (417) 451-0429
-------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                               -----    -----

AS OF FEBRUARY 11, 1998, THERE WERE 685,858 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                   N S & L BANCORP, INC. AND SUBSIDIARY
                                FORM 10-QSB
                             DECEMBER 31, 1997

INDEX                                                             PAGE
-----                                                             ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)        1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                     3-4

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                 5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            7-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    10-13


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                         14

ITEM 2.  CHANGES IN SECURITIES                                     14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                   14

ITEM 5.  OTHER INFORMATION                                         14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14


SIGNATURES

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      ------------------------------

                                                    (Unaudited)

                                            DECEMBER 31,     SEPTEMBER 30,
                                               1997              1997
                                            ------------     -------------
                                                  (Dollars in thousands)

               ASSETS
               ------

Cash and cash equivalents, including
  interest-bearing accounts of $5,239 at    $   5,830           $   5,521
  December 31 and $4,844 at September 30
Certificates of deposit                           773                 377

Investment securities available-for-sale,
  at fair value                                   282                 267
Investment securities held-to-maturity
  (estimated market value of $9,622 at
  December 31 and $13,460 at September 30)     9,520               13,473
Mortgage-backed securities held-to-maturity
  (estimated market value of $4,254 at
  December 31 and $4,608 at September 30.)     4,167                4,473
Loans receivable, net (reserves for loan
  losses of $49 at December 31 and $44
  at September 30)                            35,488               33,879
Accrued interest receivable                      392                  454
Property and equipment, less accumulated
  depreciation                                 1,160                1,148
Intangible assets                                 83                   84
Other assets                                     128                  141
                                            --------            ---------
    Total assets                            $ 57,823            $  59,817
                                            ========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                           $ 44,575            $  43,892
Advances from FHLB                             1,000                3,000
Advances from borrowers for taxes
  and insurance                                   63                  317
Income taxes payable - current                    81                   35
Deferred income taxes                            401                  413
Other liabilities                                291                  335
                                            --------            ---------
  Total liabilities                           46,411               47,992
                                            --------            ---------
Commitments and contingencies                     --                   --


Preferred stock, $.01 par value;
 2,000,000 shares authorized,
 none issued                                      --                   --
Common stock, $.01 par value;
 8,000,000 shares authorized,
 886,314 issued and 685,858
 outstanding at December 31 and
 711,666 at September 30, 1997                     9                    9
Paid-in capital                                8,476                8,461

         See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                      ------------------------------

                                                    (Unaudited)

                                            DECEMBER 31,     SEPTEMBER 30,
                                               1997              1997
                                            ------------     -------------
                                                  (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS'
----------------------------
 EQUITY (Continued)
 ------------------

Retained earnings - substantially
  restricted                                    6,502               6,494
Treasury Stock - at cost; 200,456
  shares at December 31 and
  174,648 at September 30, 1997                (2,895)             (2,414)
Unearned compensation                            (744)               (780)

Unrealized gain on investment
  securities available-for-sale,
  net of applicable deferred income taxes          64                  55
                                             --------           ---------
  Total stockholders' equity                   11,412              11,825
                                             --------           ---------
    Total liabilities and stockholders'
      equity                                $  57,823           $  59,817
                                             ========           =========

        See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         ------------------------------

                                                   (Unaudited)
                                            QUARTER ENDED DECEMBER 31,
                                                1997          1996
                                            ------------- ------------
                                             (Dollars in thousands)
Interest Income:
  Loans receivable                          $      643    $     571
  Investment securities                            208          217
  Mortgage-backed and
    related securities                              82           97
  Other interest-earning assets                     70           78
                                            ----------    ---------
      Total interest income                      1,003          963
                                            ----------    ---------

Interest Expense:
  Customer deposits                                496          489
  Borrowed funds                                    24           25
                                            ----------    ---------
      Total interest expense                       520          514
                                            ----------    ---------

  Net interest income                              483          449

Provision for loan losses                            5            1
                                            ----------    ---------
  Net interest income after
    provision for loan losses                      478          448
                                            ----------    ---------
Noninterest Income:
  Gain on sale of investments                       --           24
  Banking service charges
    and fees                                        39           41
  Loan late charges                                  2            2
  Mortgage banking fees                             46           --
  Other                                             --            4
                                            ----------    ---------
    Total noninterest income                        87           71
                                            ----------    ---------
Noninterest Expense:
  Compensation and
    employee benefits                              221          177
  Occupancy and equipment                           43           35
  Deposit insurance premium                          7           23
  Data processing                                   24           23
  Printing, postage, stationery
    and supplies                                    20           16
  Professional fees                                 19           16
  Other                                             79           47
                                            ----------    ---------
    Total noninterest expense                      413          337
                                            ----------    ---------

    Income before taxes                            152          182
                                            ----------    ---------
Income Taxes                                        58           58
                                            ----------    ---------

         See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                         ------------------------------

                                                   (Unaudited)
                                            QUARTER ENDED DECEMBER 31,
                                                1997          1996
                                            ------------- ------------
                                             (Dollars in thousands)

Net income                                  $       94    $     124
                                            ==========    =========

Basic earnings per share                    $      .14    $     .18
                                            ==========    =========

Diluted earnings per share                  $      .14    $     .18
                                            ==========    =========

Dividends per share                         $     .125    $    .125
                                            ==========    =========


         See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                   (Unaudited)
                                                1997          1996
                                            ------------- ------------
                                             (Dollars in thousands)

Cash flows from operating activities:
  Net income                                $       94    $     124
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation                                 21           21
      Premiums and discounts on mortgage-
        backed securities and investment
        securities                                 (37)         (26)
      Loss on loans, net of recoveries               5            1
      Release of ESOP shares                        32           24
      Vesting of MRDP shares                        19           20
       Gain on call of investments                 (15)          --
       Gain on sale of investments                  --          (24)
       Net change in operating accounts:
        Accrued interest receivable                 62          (39)
        Other assets                                13           10
        Other liabilities                          (44)        (308)
        Income taxes payable - deferred            (14)          25
        Income taxes payable - current              46           25
          Net cash from (used in) operating ----------    ---------
            activities                             182         (147)
                                            ----------    ---------
Cash flows from investing activities:
  Purchase of investment securities held-
   to-maturity                                      --       (1,994)
  Proceeds from maturity of investment
    securities held-to-maturity                  4,000          200
  Proceeds from maturity of investment
    securities available-for-sale                   --          500
  Proceeds from sale of investment
    securities available-for-sale                   --          214
  Net change in certificates of deposit           (396)         209
  Net change in loans receivable                (1,614)        (552)
  Proceeds from principal payments and
    maturities of mortgage-backed
    securities held-to-maturity                    312          236
  Purchase of mortgage-backed securities
    held-to-maturity                                --         (315)
  Purchases of property and equipment              (34)         (16)
      Net cash from (used in) investing     ----------    ---------
        activities                          $    2,268    $  (1,518)
                                            ----------    ---------

         See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         ------------------------------
                THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                   (Unaudited)
                                                1997          1996
                                            ------------- ------------
                                             (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit   $      683    $  (6,052)
  Net decrease in mortgage escrow funds           (254)        (196)
  Cash advances from FHLB                           --        3,000
  Repayment of cash advances from FHLB          (2,000)          --
  Purchase of treasury stock                      (481)          --
  Cash dividends paid                              (89)         (95)
                                            ----------    ---------
     Net cash used in financing activities      (2,141)      (3,343)
                                            ----------    ---------
Net increase (decrease) in cash and
  cash equivalents                                 309       (5,008)
Cash and cash equivalents -
  beginning of period                            5,521        8,853
Cash and cash equivalents -                 ----------    ---------
  end of period                             $    5,830    $   3,845
                                            ==========    =========

         See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 1997 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1997 interim financial statements. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                       FOR THE QUARTER ENDED DECEMBER 31, 1997
                                       ---------------------------------------
                                           Income        Shares     Per-Share
                                        (Numerator)  (Denominator)    Amount
                                        -----------  -------------    ------
Basic EPS:
Income available to Common Stockholders   $94,000       653,304        $.14
                                                                       ====
Effect of dilutive securities:
Stock option                                   --        18,860
                                          -------       -------
Diluted EPS:
Income available to common stockholders
  plus stock options                      $94,000       672,164       $.14
                                          =======       =======       ====


                                       FOR THE QUARTER ENDED DECEMBER 31, 1997
                                       ---------------------------------------
                                           Income        Shares     Per-Share
                                        (Numerator)  (Denominator)    Amount
                                        -----------  -------------    ------
Basic EPS:
Income available to Common Stockholders   $124,000      700,141       $.18
                                                                      ====
Effect of dilutive securities:
Stock option                                    --        2,078
                                          --------      -------
Diluted EPS:
Income available to common stockholders
  plus stock options                      $124,000      702,219       $.18
                                          ========      =======       ====

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $32,092 and $23,724 for the three months ended December 31, 1997 and 1996 respectively.

A summary of ESOP shares at December 31, 1997 is as follows:

Shares allocated                                          15,852

Shares committed for release                               1,713

Unreleased shares                                         50,951
                                                          ------
    Total                                                 68,516
                                                          ======
Fair value of unreleased shares                         $961,700

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $18,519 and $20,387 for the three months ended December 31, 1997 and 1996 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At February 10, 1998, 1,000 shares have been exercised at the exercise price of $12.9375 per share.

NOTE E - Stock Repurchase Program
---------------------------------

The Company has completed its third stock repurchase program. At December 31, 1997, 204,640 shares have been repurchased at a cost of $2,949,551.

NOTE F - Business Acquisition
-----------------------------

During 1997, the Association formed a new subsidiary, Crawford Acquisition Company for the sole purpose of acquiring Crawford Mortgage and Financial Services, Inc. On August 26, 1997, Crawford Acquisition Company acquired all of the capital stock of Crawford Mortgage and Financial Services, Inc. and became Crawford Mortgage, Inc. Crawford Mortgage, Inc. is engaged in originating mortgage loans primarily in Missouri. The results of operations are included in the financial statements.

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1997, as well as certain changes in results of operations during the three month periods ended December 31, 1997 and 1996.

      The following should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1997, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

      Cash and cash equivalents increased $309,000 during the quarter ended December 31, 1997. The increase was primarily from an increase of $683,000 in customer deposits and was offset by the purchase of $396,000 of certificates of deposit. Net loans increased during the quarter by $1.6 million to $35.5 million as of December 31, 1997. Investment securities decreased $3.9 million to $9.8 million due to maturities and the Company purchased treasury stock for $481,000 and repaid $2.0 million in cash advances to the FHLB of Des Moines.

      Nonperforming assets were $126,000 or .2% of total assets at December 31, 1997, compared to $75,000, or .1% of total assets at September 30, 1997. Nonaccrual loans were $9,000 at September 30 and $8,000 at December 31, 1997.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 TO THE THREE MONTHS
--------------------------------------------------------------------------
ENDED DECEMBER 31, 1996
-----------------------

      NET INCOME. Net income was $94,000 for the quarter ended December 31, 1997 compared to $124,000 for the quarter ended December 31, 1996. Net interest income after provision for loan losses increased $30,000, noninterest income increased $16,000 and noninterest expense increased $76,000. Income tax expense remained stable due to an increase in non-deductible expense resulting in approximately the same taxable income before income tax.

      NET INTEREST INCOME. Net interest income of $483,000 for the quarter ended December 31, 1997 increased by $34,000, or 7.6% from $449,000 for the quarter ended December 31, 1996. Interest income increased $40,000 while interest expense increased $6,000.

      INTEREST INCOME. Interest income increased by $40,000 or 4.2%, to $1.003 million for the quarter ended December 31, 1997 from $963,000 for the quarter ended December 31, 1996. Interest income from loans receivable increased $72,000 to $643,000 for the quarter ended December 31, 1997 from $571,000 for the quarter ended December 31, 1996. The increase was largely attributable to the increase in average loans outstanding and partly to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased

              N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (CONTINUED)

by $9,000 to $208,000 for the quarter ended December 31, 1997 from $217,000 for the quarter ended December 31, 1996. This decrease was due to a decrease in the average balances in investment securities. Interest income from mortgage-backed securities decreased 15,000 to $82,000 for the quarter ended December 31, 1997 from $97,000 for the quarter ended December 31, 1996. The decrease was due to a decrease in the average balances in mortgage-backed securities and a decrease in the rates of the adjustable mortgage-backed securities. Interest income from other interest-earning assets decreased by $8,000 to $70,000 for the quarter ended December 31, 1997 from $78,000 for the quarter ended December 31, 1996. This decrease was primarily due to lower interest rates being paid on daily time accounts.

      INTEREST EXPENSE. Interest expense of $520,000 for the quarter ended December 31, 1997 increased $6,000, or 1.2%, from $514,000 for the quarter ended December 31, 1996. The increase is attributable to an increase in interest paid on deposits due to a higher average balance in customer deposits for the quarter ended December 31, 1997.

      PROVISION FOR LOAN LOSSES. Loan loss provisions were $5,000 for the quarter ended December 31, 1997 compared to $1,000 for the quarter ended December 31, 1996. This slight increase is a result of an increase in the average loan balances. Actual loan losses net of recoveries, were zero for both quarters.

      NONINTEREST INCOME. Noninterest income of $87,000 for the quarter ended December 31, 1997 increased $16,000 from $71,000 for the quarter ended December 31, 1996. This increase was primarily due to an increase of $46,000 in mortgage banking fees from the acquisition of Crawford Mortgage, Inc. and was offset by the gain on the sale of investments of $24,000 for the quarter ended December 31, 1996 with no comparable gain for the quarter ended December 31, 1997.

      NONINTEREST EXPENSE. Noninterest expense increased $76,000, or 22.6%, to $413,000 for the quarter ended December 31, 1997 from $337,000 for the quarter ended December 31, 1996. This increase was largely due to a $44,000 increase in compensation and employee benefits which is due to additional personnel in the operation of Crawford Mortgage and annual salary increases effective September 30, 1997 and was offset by a decrease in deposit insurance premiums of $16,000 to $7,000 for the period ended December 31, 1997 from $23,000 for the quarter ended December 31, 1996. Other expense increased $32,000 from $47,000 for the quarter ended December 31, 1996 to $79,000 for the quarter ended December 31, 1997. This increase was a result of increases in normal operating expenses and a contribution of $10,000 to the Neosho Business & Industrial Foundation, Inc. for the Neighborhood Assistance Program.

      NET INTEREST MARGIN. Net interest margin increased to 3.43% for the three months ended December 31, 1997 from 3.17% for the three months ended December 31, 1996. Income from earning assets increased by $40,000, or 2.6%, between the two quarters while interest expense increased by $6,000, or 12.5%. The average earning asset base decreased by $377,000 , or 0.7%. The average interest-bearing liability base increased by $482,000, or 1.1%.

              N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income and cash advances from Federal Home Loan Bank of Des Moines when appropriate. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      Neosho Savings and Loan must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal year 1996, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. During the fiscal year 1997, Neosho Savings and Loan began using cash advances from Federal Home Loan Bank of Des Moines. At December 31, 1997, Neosho Savings and Loan had an FHLB advance of $1 million that was used to purchase mortgage loans and had approved loan commitments totaling $352,000 and undisbursed loans in process of $314,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at .3% is expected to remain basically constant. Interest expense on deposits is expected to gradually decrease as the rates on maturing certificates of deposit are reinvested at currently slightly lower rates of interest. Overall interest expense should decrease from the prior comparable period because interest is now being paid on a smaller cash advance. Loan interest income is expected to continue to increase as rates on adjustable-rate loans continue to gradually rise as those loans reprice at the annual adjustment dates. Customer deposits are expected to remain stable.

      At December 31, 1997, certificates of deposit amounted to $28.9 million, or 64.9% of Neosho Savings and Loan's total deposits, including $21 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

              N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

      The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan liquidity ratio was 32.01% at December 31, 1997 and its short-term liquidity ratio at December 31, 1997 was 19.75%. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios and the ratios required by federal regulations at December 31, 1997.

                                             Percent of Adjusted
                                         Amount           Total Assets
                                         ------           ------------
                                                 (Unaudited)
                                            (Dollars in thousands)

Tangible capital                          $  8,935          15.7%
Tangible capital requirement                   854           1.5
                                          --------          ----
Excess                                    $  8,081          14.2%
                                          ========          ====

Core capital                              $  8,935          15.7%
Core capital requirement                     1,709           3.0
                                          --------          ----
Excess                                    $  7,226          12.7%
                                          ========          ====

Risk-based capital                        $  8,984          34.3%
Risk-based capital requirement               2,093           8.0
                                          --------          ----
Excess                                    $  6,891          26.3%
                                          ========          ====

YEAR 2,000 ISSUE
----------------

The Company has researched the Year 2,000 problem from testing of personal computers to contacts with companies providing equipment and services integral to the normal operations of business. Although there are some expenditures scheduled to be made within the next six months, there are no known problems that would be material to the Company's business, operations or financial condition.

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

                                    N S & L Bancorp, Inc.

Date:  February 12, 1998            By:  /s/ C.R. Butler
                                         ------------------------------------
                                         C. R. 'Rick' Butler
                                         President
                                         CEO

                                    By:  /s/ Carol Guest
                                         ------------------------------------
                                         Carol Guest
                                         Treasurer