Form 10QSB
period 1998-03-31
NS&L BANCORP INC
filed 1998-05-14
CIK 939929

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ------------------------------
                                 FORM 10-QSB
                        ------------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 1998
                               -----------------------
                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------
Commission File Number                   0-25814
                       ------------------------------------

                            N S & L Bancorp, Inc.
                            ---------------------
          (Exact name of registrant as specified in its charter)

          Missouri                                    43-1709446
--------------------------------                  -------------------
(State or other jurisdiction of I.R.S.            (I.R.S. Employer
Employer Incorporation or organization)           Identification No.)

     P.O. Box 369, Neosho, MO                            64850
--------------------------------                  -------------------
(Address of principal executive offices)              (Zip Code)

        (417) 451-0429
--------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X          No
                    ------          -------

As of May 11, 1998, there were 685,858 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                                FORM 10-QSB
                                March 31, 1998

INDEX                                                                    PAGE
-----                                                                    ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)                1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                             3-4

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                         5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                    7-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            10-14


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                 15

ITEM 2.  CHANGES IN SECURITIES                                             15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                           15

ITEM 5.  OTHER INFORMATION                                                 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  16


SIGNATURES

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   ----------------------------------------

                                                        (Unaudited)
                                              March 31,         September 30,
                                                 1998               1997
                                              ---------         -------------
                                                   (Dollars in thousands)
           ASSETS
           ------
Cash and cash equivalents, including
  interest-bearing accounts of $7,401 at     $ 8,016               $ 5,521
  March 31 and $4,844 at September 30
Certificates of deposit                          773                   377
Investment securities available-for-sale,
 at fair value                                   288                   267
Investment securities held-to-maturity
  (estimated market value of $9,756 at
   March 31 and $13,460 at September 30)      10,117                13,473
Mortgage-backed securities held-to-maturity
  (estimated market value of $3,992 at March
  31 and $4,608  at September 30.)             3,879                 4,473
Loans receivable, net (reserves for loan
 losses of $50 at March 31 and $44 at
 September 30)                                36,333                33,879
Accrued interest receivable                      315                   454
Property and equipment, less accumulated
  depreciation                                 1,150                 1,148
Intangible assets                                 82                    84
Other assets                                     191                   141
                                             -------               -------
    Total assets                             $61,144               $59,817
                                             =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Customer deposits                            $47,767               $43,892
Advances from FHLB                             1,000                 3,000
Advances from borrowers for taxes
  and insurance                                  157                   317
Income taxes payable - current                    37                    35
Deferred income taxes                            378                   413
Other liabilities                                319                   335
                                              ------                ------
  Total liabilities                           49,658                47,992
                                              ------                ------
Commitments and contingencies                     --                    --

Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued                  --                    --
Common stock, $.01 par value;  8,000,000
  shares authorized, 886,314 issued and
  685,858 outstanding at March 31 and
  711,666 at September 30                          9                    9
Paid-in capital                                8,489                8,461

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
                -----------------------------------------

                                                          (Unaudited)
                                                  March 31,     September 30,
                                                     1998            1997
                                                  ---------     ------------
                                                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------

Retained earnings - substantially restricted        6,523            6,494
Treasury Stock - at cost; 200,456 shares at
  March 31, 1998 and 174,648 at September
  30, 1997                                         (2,895)          (2,414)
Unearned compensation                                (708)            (780)

Unrealized gain on investment securities
  available-for-sale, net of applicable deferred
  income taxes                                         68               55
                                                  -------          -------
  Total stockholders' equity                       11,486           11,825
                                                  -------          -------
    Total liabilities and stockholders' equity    $61,144          $59,817
                                                  =======          =======

      See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------
                                 (Unaudited)              (Unaudited)
                            Quarter Ended March 31, Six Months Ended March 31,
                              1998           1997      1998            1997
                            --------       --------  --------        --------
                             (Dollars in thousands)    (Dollars in thousands)
Interest Income:
  Loans receivable           $ 667          $ 582     $1,310          $1,153
  Investment securities        156            221        364             438
  Mortgage-backed and
    related securities          78             89        160             186
  Other interest-earning
   assets                       83             61        153             139
                             -----          -----     ------          ------
      Total interest income    984            953      1,987           1,916
                             -----          -----     ------          ------
Interest Expense:
  Customer deposits            503            464        999             953
  Borrowed funds                15             42         39              67
                             -----          -----     ------          ------
      Total interest expense   518            506      1,038           1,020
                             -----          -----     ------          ------
  Net interest income          466            447        949             896
Provision for loan losses        1             --          6               1
                             -----          -----     ------          ------
  Net interest income after
    provision for loan losses  465            447        943             895
                             -----          -----     ------          ------
Noninterest Income:
  Gain on sale of investments   --             13         --              37
  Banking service charges
    and fees                    37             36         76              77
  Loan late charges              2              2          4               4
  Mortgage banking fees         63             --        109
  Other                          1              9          1              13
                             -----          -----     ------          ------
    Total noninterest income   103             60        190             131
                             -----          -----     ------          ------
Noninterest Expense:
  Compensation and
    employee benefits          230            183        451             360
  Occupancy and equipment       51             40         94              75
  Deposit insurance premium      7              2         14              25
  Data processing               26             23         50              46
  Printing, postage,
    stationery and supplies     14             17         34              33
  Professional fees             15             14         34              30
  Other                         57             51        136              98
                             -----          -----     ------          ------
    Total noninterest expense  400            330        813             667
                             -----          -----     ------          ------
    Income before taxes        168            177        320             359
Income Taxes                    62             52        120             110
                             -----          -----     ------          ------
Net income                   $ 106          $ 125      $ 200           $ 249
                             =====          =====      =====           =====
            See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------

                                 (Unaudited)              (Unaudited)
                            Quarter Ended March 31, Six Months Ended March 31,
                              1998           1997      1998            1997
                            --------       --------  --------        --------

                             (Dollars in thousands)    (Dollars in thousands)


Basic earnings per share     $ .17          $ .19      $ .31           $ .36
                             =====          =====      =====           =====

Diluted earnings per share   $ .16          $ .18      $ .30           $ .36
                             =====          =====      =====           =====

Dividends per share          $.125          $.125       $ .25          $ .25
                             =====          =====      =====           =====

      See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ----------------------------
                    Six Months Ended March 31, 1998 and 1997

                                                            (Unaudited)
                                                        1998           1997
                                                     ----------    ---------
                                                        (Dollars in thousands)

Cash flows from operating activities:
  Net income                                         $      200      $    249
  Adjustments to reconcile net income to net
    cash provided by operating activities:
           Depreciation                                      45            42
           Amortization                                       2            --
      Premiums and discounts on mortgage-backed
        securities and investment securities                (47)          (47)
      Loss on loans, net of recoveries                        6             1
      Release of ESOP shares                                 63            51
      Vesting of MRDP shares                                 37            36
           Gain on call of investments                      (15)           --
           Gain on sale of investments                       --           (37)
      Net change in operating accounts:
        Accrued interest receivable                         139           (22)
        Other assets                                        (50)           30
        Other liabilities                                   (12)         (291)
        Income taxes payable - deferred                     (43)           24
        Income taxes payable - current                        2            79
                                                         ------        ------
          Net cash from operating activities                327           115
                                                         ------        ------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity     (3,495)       (1,995)
  Proceeds from maturity of investment securities
    held-to-maturity                                      6,925           325
  Proceeds from maturity of investment securities
    available-for-sale                                       --           500
  Proceeds from sale of investment securities
    available-for-sale                                       --           252
  Net change in certificates of deposit                    (396)        1,104
  Net change in loans receivable                         (2,460)         (932)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity          582           636
  Purchase of mortgage-backed securities held-to-maturity    --          (315)
  Purchases of property and equipment                       (47)         (320)
                                                         ------        ------
      Net cash from (used in) investing activities       $1,109        $ (745)
                                                         ------        ------

          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ----------------------------
                    Six Months Ended March 31, 1998 and 1997

                                                            (Unaudited)
                                                        1998           1997
                                                     -----------    ---------
                                                      (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit             $3,875          $(5,807)
  Net decrease in mortgage escrow funds                 (160)            (121)
  Cash advances from FHLB                                 --            3,000
  Repayment of cash advances from FHLB                (2,000)              --
  Purchase of treasury stock                            (481)            (791)
  Proceeds from stock options exercised                   --               13
  Cash dividends paid                                   (175)            (190)
                                                      ------           ------
     Net cash from (used in) financing activities      1,059           (3,896)
                                                      ------           ------

Net increase(decrease) in cash and
  cash equivalents                                     2,495           (4,526)

Cash and cash equivalents -
  beginning of period                                  5,521            8,853
                                                      ------           ------
Cash and cash equivalents -
  end of period                                       $8,016           $4,327
                                                      ======           ======

        See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation
------------------------------
The consolidated interim financial statements as of March 31, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1998 interim financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------
The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                            For the Three Months Ended March 31,
                            1998                            1997
                            ----                            ----
               Income      Shares   Per-Share  Income       Shares   Per-Share
            (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
            ----------- ------------- ------ ----------- ------------- ------
Basic EPS:
Income
 available
 to Common
 Stockholders $106,000     635,478     $.17    $125,000     676,532     $.19
                                       ====                             ====
Effect of
 dilutive
 securities:
Stock option        --      16,444                   --      10,715
              --------     -------             --------     -------
Diluted EPS:
Income
 available to
 common
 stockholders
 plus stock
 options      $106,000     651,922     $.16    $125,000     687,247     $.18
              ========     =======     ====    ========     =======     ====

                            For the Three Months Ended March 31,
                            1998                             1997
                            ----                             ----
               Income      Shares   Per-Share  Income       Shares   Per-Share
            (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
            ----------- ------------- ------ ----------- ------------- ------
Basic EPS:
Income
 available
 to Common
 Stockholders $200,000      644,489    $.31    $249,000     688,466     $.36
                                       ====                             ====
Effect of
 dilutive
 securities:
Stock option        --       17,613                  --      6,436
               -------      -------             -------     ------
Diluted EPS:
Income
 available
 to common
 stockholders
 plus stock
 options      $200,000      662,102    $.30    $249,000    694,902      $.36
              ========      =======    ====    ========    =======      ====

                     N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                (continued)

NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association (Neosho Savings & Loan Association, F.A.) established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately six years.

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $30,473 and $26,809 for the three months ended March 31, 1998 and 1997 and $62,565 and $50,533 for the six months ended March 31, 1998 and 1997 respectively.

A summary of ESOP shares at March 31, 1998 is as follows:

Shares allocated                                               15,852

Shares committed for release                                    3,426

Unreleased shares                                              49,238
                                                             --------
    Total                                                      68,516
                                                             ========
Fair value of unreleased shares                              $866,293

                        N S & L BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (continued)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was adopted on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $18,518 and $16,095 for the three months ended March 31, 1998 and 1997 and $37,037 and $36,482 for the six months ended March 31, 1998 and 1997 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At May 11, 1998, 1,000 shares have been exercised at the exercise price of $12.9375 per share.

NOTE E - Stock Repurchase Program
---------------------------------

The Company has completed three stock repurchase programs. At May 11, 1998, 204,640 shares have been repurchased at a cost of $2,949,551.

NOTE F - Business Acquisition
-----------------------------

During 1997, the Association formed a new subsidiary, Crawford Acquisition Company for the sole purpose of acquiring Crawford Mortgage and Financial Services, Inc. On August 26, 1997, Crawford Acquisition Company acquired all of the capital stock of Crawford Mortgage and Financial Services, Inc. and became Crawford Mortgage, Inc.. Crawford Mortgage, Inc. is engaged in originating mortgage loans primarily in Missouri. The results of operations are included in the financial statements.

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1997, as well as certain changes in results of operations during the three and six month periods ended March 31, 1998 and 1997.

          The following should be read in conjunction with the Company's 10-KSB for the year ended September 30, 1997, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Changes in Financial Condition
------------------------------

          Cash and cash equivalents increased $2.5 million during the six months ended March 31, 1998. The increase resulted from cash received from the maturity or calling of several investment securities and an increase of $3.9 million in customer deposits primarily as a result of some special rate offerings. These increases were partially offset by an increase in loans of $2.4 million, the repayment of $2 million in FHLB advances, the purchase of treasury stock for $481,000, and an increase in investments in certificates of deposit of $396,000. Net loans increased $2.4 million during the six month period to $36.3 million as of March 31, 1998 from $33.9 million at September 30, 1997. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Cash on hand and maturities of securities were used to fund the majority of the growth in loans, to purchase certificates, to repay the cash advances and to purchase treasury stock.

          Nonperforming assets were $68,000 or .1% of total assets at March 31, 1998, compared to $75,000, or .1% of total assets at September 30, 1997. There was $8,000 in nonaccrual loans at March 31, 1998 and $9,000 at September 30, 1997.

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 1997
--------------

          Net Income. Net income was $106,000 for the quarter ended March 31, 1998 compared to $125,000 for the quarter ended March 31, 1997. Net interest income after provision for loan losses was $465,000 at March 31, 1998 compared to $447,000 at March 31, 1997. Noninterest income increased $43,000 and noninterest expense increased $70,000. Income tax expense increased $10,000.

          Net Interest Income. Net interest income of $466,000 for the quarter ended March 31, 1998 increased from $447,000 for the quarter ended March 31, 1997. Interest income increased $31,000 while interest expense increased $12,000.

          Interest Income. Interest income increased by $31,000 or 3.3% to $984,000 for the quarter ended March 31, 1998 from $953,000 for the quarter ended March 31, 1997. Interest income from loans receivable increased $85,000 to $667,000 for the quarter ended March 31, 1998 from $582,000 for the quarter ended March 31, 1997. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased by $65,000 to $156,000 for the quarter ended March 31, 1998 from $221,000 for the quarter

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

ended March 31, 1997. This decrease was due to a decrease in the balances and average rates in investment securities. Interest income from mortgage-backed securities decreased by $11,000 to $78,000 for the quarter ended March 31, 1998 from $89,000 for the quarter ended March 31, 1997. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets increased by $22,000 to $83,000 for the quarter ended March 31, 1998 from $61,000 for the quarter ended March 31, 1997. This increase was primarily due to an increase in the interest paid on larger average balances of cash invested at Federal Home Loan Bank of Des Moines.

          Interest Expense. Interest expense of $518,000 for the quarter ended March 31, 1998 increased $12,000, or 2.4%, from $506,000 for the quarter ended March 31, 1997. The increase is attributable to an increase in the average balances of customer deposits. The increase was partially offset by a $27,000 decrease in interest expense on borrowed money as a result of smaller average balances of borrowed funds.

          Provision for Loan Losses. Loan loss provision was $1,000 for the period ending March 31, 1998. Actual loan losses net of recoveries were zero for both quarters.

          Noninterest Income. Noninterest income of $103,000 for the quarter ended March 31, 1998 increased $43,000 from $60,000 for the quarter ended March 31, 1997. This increase was primarily due to mortgage banking fees of $63,000 from Crawford Mortgage and no comparable income in the comparative quarter since Crawford was not a subsidiary at that time. This increase was partially offset by a gain of $13,000 on the sale of investments by the Company in the quarter ending March 31, 1997 and no comparable sale in the quarter ended March 31, 1998.

          Noninterest Expense. Noninterest expense increased $70,000, or 21.2%, to $400,000 for the quarter ended March 31, 1998 from $330,000 for the quarter ended March 31, 1997. This increase was largely due to a $47,000 increase in compensation and employee benefits for the period ending March 31, 1998. Compensation and employee benefits increased because of increased personnel to operate Crawford Mortgage and annual salary increases effective October 1, 1997 and an increase in ESOP expense as the price of the Company's stock has increased. Occupancy and equipment increased $11,000 of which $4,500 was for the lease payment for Crawford Mortgage and the balance was from other normal operating expenses.

          Net Interest Margin. Net interest margin increased to 3.21% for the three months ended March 31, 1998 compared to 3.17% for the three months ended March 31, 1997. Income from earning assets increased by $31,000, or 3.3%, between the two quarters and interest expense increased by $12,000, or 2.4%. The average earning asset base increased by $1.7 million, or 3%. The average interest-bearing liability base increased by $2 million, or 4.5%.

Comparison of the Six Months Ended March 31, 1998 to the Six Months Ended
-------------------------------------------------------------------------
March 31, 1997
--------------

          Net Income. Net income decreased $49,000 to $200,000 for the six months ended March 31, 1998 from $249,000 for the six months ended March 31, 1997. Net interest income after provision for loan losses increased by $48,000 to $943,000 for the six months ended March

              N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

31, 1998 from $895,000 for the six months ended March 31, 1997. Noninterest income increased by $59,000, noninterest expense increased by $146,000 and income taxes increased by $10,000.

          Net Interest Income. Net interest income of $949,000 for the six months ended March 31, 1998 increased $53,000 from net interest income of $896,000 for the six months ended March 31, 1997. Total interest income increased by $71,000 while interest expense increased by $18,000.

          Interest Income. Total interest income increased $71,000 to $1.99 million for the six months ended March 31, 1998 from $1.92 million for the six months ended March 31, 1997. The increase was comprised of increases in income from loans receivable and other interest earning assets. The interest income from loans increased by $157,000 to $1.31 million for the six months ended March 31, 1998 from $1.15 million for the six months ended March 31, 1997. This increase was primarily due to the increase in the average outstanding loan balances during the two periods. Income on other interest earning assets increased by $14,000 to $153,000 for the six months ended March 31, 1998 from $139,000 for the six months ended March 31, 1997. This increase was primarily due to the increase in the average balance of other interest earning assets. The increases in interest income were offset by decreases in income from investment securities of $74,000 to $364,000 for the period ending March 31, 1998 from $438,000 for the period ending March 31, 1997. Income from mortgage-backed securities decreased $26,000 to $160,000 at March 31, 1998 from $186,000 for the period ending March 31, 1997. The decreases in mortgage-backed and investment security income was a result of lower average balances in those investments.

          Interest Expense. Total interest expense was $1.04 million for the six months ended March 31, 1998, a $18,000 increase from $1.02 million for the six months ended March 31, 1997. An increase in the average balances of customer deposits increased interest paid on deposits by $46,000 and was partially offset by a decrease in interest on FHLB advances of $28,000 as the average balance of FHLB advances decreased.

          Provision for Loan Losses. Provision for loan losses increased by $5,000 to $6,000 for the six months ended March 31, 1998 from $1,000 for the six months ended March 31, 1997. Actual loan losses, net of recoveries, were zero for the six months ended March 31, 1998 and March 31, 1997.

          Noninterest Income. Noninterest income of $190,000 for the six months ended March 31, 1998 increased by $59,000 from $131,000 for the six months ended March 31, 1997. This increase was primarily attributable to mortgage banking fees from Crawford Mortgage of $109,000 for the six months ended March 31, 1998 and no mortgage banking fees for the comparable period since Crawford was not acquired until August 1997. This increase was partially offset by the gain on the sale of investments of $37,000 by the Company in the prior period and no sales in the current period. There was also a decrease of $12,000 in other noninterest income as a result of distributions from the data service center in the prior period and no distribution this period.

             N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

          Noninterest Expense. Noninterest expense increased by $146,000 to $813,000 for the six months ended March 31, 1998 from $667,000 for the six months ended March 31, 1997. Compensation and employee benefits increased by $91,000 due to the acquisition of Crawford Mortgage and additional personnel at both the Company and Crawford, increased expenses associated with the employee benefits package, and annual salary increases effective October 1, 1997. Occupancy and equipment also increased by $19,000 and other expenses increased $38,000 as a result of normal operations of the Company.

          Net Interest Margin. Net interest margin of 3.32% for the six months ended March 31, 1998 increased .15% from 3.17% for the six months ended March, 1997. Income from earning assets increased by $71,000, or 3.7% between the two periods while interest expense increased by $18,000, or 1.8%. The average earning asset base increased by $648,000 or 1.1%. The average interest-bearing liability base increased by $1.3 million or 2.8%.

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

          The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. During the fiscal year 1997, Neosho Savings & Loan began using cash advances from Federal Home Loan Bank of Des Moines. At March 31, 1998, Neosho Savings & Loan had an FHLB advance of $1 million that was used to purchase mortgage loans and had approved loan commitments totaling $234,000 and undisbursed loans in process of $178,000.

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

          Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.8% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller cash advance. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases and rates on

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have increased in the past quarter as a result of some special rate offerings, they are expected to remain stable in the future.

          At March 31, 1998, certificates of deposit amounted to $31 million, or 64% of Neosho Savings and Loan's total deposits, including $21.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

          The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Neosho Savings and Loan's liquidity ratio was 38.48% and its short-term liquidity ratio was 23.57% at March 31,1998. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

           The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at March 31, 1998.
                                                      Percent of Adjusted
                                            Amount        Total Assets
                                           ------------------------------
                                                 (Unaudited)
                                             (Dollars in thousands)

Tangible capital                           $  9,087         15.07%
Tangible capital requirement                    904          1.50
                                           --------         -----
Excess                                     $  8,183         13.57%
                                           ========         =====
Core capital                               $  9,087         15.07%
Core capital requirement                      2,411          4.00
                                           --------         -----
Excess                                     $  6,676         11.07%
                                           ========         =====
Risk-based capital                         $  9,137         34.45%
Risk-based capital requirement                2,122           8.0
                                           --------         -----
Excess                                     $  7,015         26.45%
                                           ========         =====

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholder of the Company ("Meeting") was held on January 14, 1998. The results of the vote on the matters presented at the Meeting is as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                          Vote For       Vote Withheld
                                          --------       -------------

            Robert J. Johnson              584,824           7,050
                                           -------           -----

            George A. Henry                584,774           7,100
                                           -------           -----

            The terms of Directors C.R. Butler, Ralph J. Haas, Jon C. Genisio and John D. Mills continued after the meeting.

            Broker non-votes totaled  0
                                     ---
          2. The Appointment of Kirkpatrick, Phillips & Miller, CPAs, P.C. as auditors for the Company for the fiscal year ending September 30, 1998 was ratified by stockholders by the following vote:

            For    586,290  ;  Against  650 ;  Abstain       4,934
                ------------           -----            ------------
            Broker non-votes totaled  0
                                     ---

ITEM 5, OTHER INFORMATION

None.

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         N S & L Bancorp, Inc.


  Date  May 12, 1998                 By: /s/ C. R. Butler
        ----------------                  --------------------------
                                          C. R. 'Rick' Butler
                                          President
                                          CEO


                                     By: /s/ Carol Guest
                                          ------------------------
                                          Carol Guest
                                          Treasurer