Form 10QSB
period 1998-06-30
NS&L BANCORP INC
filed 1998-08-13
CIK 939929

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                              FORM 10-QSB
                          -----------------------
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending    June 30, 1998
                                -------------------
                                        or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    -------------

Commission File Number                 0-25814
                       ----------------------------------------

                        N S & L Bancorp, Inc.
                        ---------------------
       (Exact name of registrant as specified in its charter)

          Missouri                                   43-1709446
--------------------------------------          -------------------
(State or other jurisdiction of I.R.S.          (I.R.S. Employer
Employer Incorporation or organization)         Identification No.)

P.O. Box 369, Neosho, MO                                64850
--------------------------------------          -------------------
(Address of principal executive offices)             (Zip Code)

(417) 451-0429
--------------------------------------
(Registrant's telephone number)

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

As of August 2, 1998, there were 649,019 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                                 FORM 10-QSB
                                June 30, 1998

INDEX                                                                PAGE
-----                                                                ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)            1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                         3-4

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                     5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                7-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        10-15


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             16

ITEM 2.  CHANGES IN SECURITIES                                         16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                       16

ITEM 5.  OTHER INFORMATION                                             16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16


SIGNATURES

                    N S & L BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  -----------------------------------------

                                                      (Unaudited)
                                                June 30,      September 30,
                                                  1998            1997
                                                --------      -------------
                                                  (Dollars in thousands)
                  ASSETS
                  ------

Cash and cash equivalents, including
  interest-bearing accounts of $9,620 at       $  10,157       $    5,521
  June 30 and $4,844 at September 30
Certificates of deposit                              872              377
Investment securities available-for-sale,
 at fair value                                       230              267
Investment securities held-to-maturity
  (estimated market value of $9,083 at June 30
  and $13,460 at September 30)                     9,638           13,473
Mortgage-backed securities held-to-maturity
  (estimated market value of $3,448 at June 30
  and $4,608  at September 30.)                    3,344            4,473
Loans receivable, net (reserves for loan losses
  of $50 at June 30 and $44 at September 30)      36,653           33,879
Accrued interest receivable                          375              454
Property and equipment, less accumulated
  depreciation                                     1,131            1,148
Intangible assets                                     81               84
Other assets                                         167              141
                                               ---------       ----------
    Total assets                               $  62,648       $   59,817
                                               =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                              $  48,087       $   43,892
Advances from FHLB                                 2,000            3,000
Advances from borrowers for taxes
  and insurance                                      217              317
Income taxes payable - current                        35               35
Deferred income taxes                                382              413
Other liabilities                                    352              335
                                               ---------       ----------
  Total liabilities                               51,073           47,992
                                               ---------       ----------

Commitments and contingencies                         --               --

Preferred stock, $.01 par value;
 2,000,000 shares authorized, none
 issued                                               --               --

Common stock, $.01 par value; 8,000,000
 shares authorized, 886,314 issued and
 685,858 outstanding at June 30 and
 711,666 at September 30                               9                9
Paid-in capital                                    8,502            8,461

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
                  -----------------------------------------

                                                      (Unaudited)
                                                June 30,      September 30,
                                                  1998            1997
                                                --------      -------------
                                                  (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------

Retained earnings - substantially restricted       6,584            6,494
Treasury Stock - at cost; 200,456 shares at
 June 30, 1998 and 174,648 at September 30,
 1997                                             (2,895)          (2,414)
Unearned compensation                               (673)            (780)

Unrealized gain on investment securities
 available-for-sale, net of applicable
 deferred income taxes                                48               55
                                               ---------       ----------
  Total stockholders' equity                      11,575           11,825
                                               ---------       ----------
    Total liabilities and stockholders'
     equity                                    $  62,648       $   59,817
                                               =========       ==========

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                  -----------------------------------------

                                 (Unaudited)                (Unaudited)
                           Quarter Ended June 30,   Nine Months Ended June 30,
                             1998          1997       1998              1997
                             ----          ----       ----              ----
                          (Dollars in thousands)      (Dollars in thousands)
Interest Income:
  Loans receivable         $  684        $  606     $1,994            $1,759
  Investment securities       176           222        540               660
  Mortgage-backed and
   related securities          72            89        232               275
  Other interest-earning
   assets                     101            58        254               197
                           ------        ------     ------            ------
    Total interest income   1,033           975      3,020             2,891
                           ------        ------     ------            ------
Interest Expense:
  Customer deposits           530           470      1,529             1,423
  Borrowed funds               17            43         56               110
                           ------        ------     ------            ------
    Total interest expense    547           513      1,585             1,533
                           ------        ------     ------            ------
  Net interest income         486           462      1,435             1,358

Provision for loan losses      --            --          6                 1
                           ------        ------     ------            ------
  Net interest income
   after provision for
   loan losses                486           462      1,429             1,357
                           ------        ------     ------            ------
Noninterest Income:
  Gain on sale of
   investments                 18            --         18                37
  Banking service charges
   and fees                    41            31        117               108
  Loan late charges             2             1          6                 5
  Mortgage banking fees        59            --        168                --
  Other                         3             4          4                17
                           ------        ------     ------            ------
    Total noninterest
     income                   123            36        313               167
                           ------        ------     ------            ------
Noninterest Expense:
  Compensation and
   employee benefits          231           175        682               535
  Occupancy and equipment      50            36        144               111
  Deposit insurance premium     7             7         21                32
  Data processing              25            15         75                61
  Printing, postage,
   stationery and supplies     11            14         45                47
  Professional fees             8            13         42                43
  Other                        45            29        181               127
                           ------        ------     ------            ------
    Total noninterest
     expense                  377           289      1,190               956
                           ------        ------     ------            ------
    Income before taxes       232           209        552               568

Income Taxes                   85            70        205               180
                           ------        ------     ------            ------
Net income                 $  147        $  139     $  347            $  388
                           ======        ======     ======            ======

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                  -----------------------------------------

                                 (Unaudited)                (Unaudited)
                           Quarter Ended June 30,   Nine Months Ended June 30,
                             1998          1997       1998              1997
                             ----          ----       ----              ----
                          (Dollars in thousands)      (Dollars in thousands)

Basic earnings per share   $  .23        $  .21     $  .54            $  .57
                           ======        ======     ======            ======
Diluted earnings per share $  .23        $  .21     $  .53            $  .57
                           ======        ======     ======            ======
Dividends per share        $ .125        $ .125     $ .375            $ .375
                           ======        ======     ======            ======

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------
                  Nine Months Ended June 30, 1998 and 1997

                                                       (Unaudited)
                                                   1998           1997
                                                   ----           ----
                                                 (Dollars in thousands)
Cash flows from operating activities:
  Net income                                    $   347         $   388
  Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation                                        68              63
 Amortization                                         3              --
   Premiums and discounts on mortgage-backed
    securities and investment securities            (90)            (74)
   Loss on loans, net of recoveries                   6               1
   Release of ESOP shares                            92              79
   Vesting of MRDP shares                            56              55
 Gain on call of investments                        (15)             --
 Gain on sale of investments                        (18)            (37)
   Net change in operating accounts:
     Accrued interest receivable                     79             (13)
     Other assets                                   (26)             71
     Other liabilities                               20            (262)
     Income taxes payable - deferred                (27)             14
     Income taxes payable - current                   0             135
                                                -------         -------
       Net cash from operating activities           495             420
                                                -------         -------
Cash flows from investing activities:
  Purchase of investment securities held-to-
   maturity                                      (4,995)         (2,495)
  Proceeds from maturity of investment
   securities held-to-maturity                    8,915             475
  Proceeds from maturity of investment
   securities available-for-sale                     --             500
  Proceeds from sale of investment securities
   available-for-sale                                44             251
  Proceeds from sale of loans                        --              57
  Net change in certificates of deposit            (495)          1,105
  Net change in loans receivable                 (2,780)         (2,245)
  Proceeds from principal payments and
   maturities of mortgage-backed securities
   held-to-maturity                               1,149             916
  Purchase of mortgage-backed securities
   held-to-maturity                                  --            (315)
  Purchases of property and equipment               (51)           (322)
                                                -------         -------
      Net cash from (used in) investing
       activities                               $ 1,787         $(2,073)
                                                -------         -------

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  -----------------------------------------
                  Nine Months Ended June 30, 1998 and 1997

                                                       (Unaudited)
                                                   1998           1997
                                                   ----           ----
                                                 (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
   accounts, and certificates of deposit        $ 4,195         $(4,426)
  Net decrease in mortgage escrow funds            (100)            (64)
  Cash advances from FHLB                         1,000           3,000
  Repayment of cash advances from FHLB           (2,000)             --
  Purchase of treasury stock                       (481)           (793)
  Proceeds from stock options exercised              --              13
  Cash dividends paid                              (260)           (278)
                                                -------         -------
     Net cash from (used in) financing
      activities                                  2,354          (2,548)
                                                -------         -------
Net increase(decrease) in cash and
 cash equivalents                                 4,636          (4,201)

Cash and cash equivalents -
 beginning of period                              5,521           8,853
                                                -------         -------
Cash and cash equivalents -
 end of period                                  $10,157         $ 4,652
                                                =======         =======

See accompanying notes to Consolidated Financial Statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of June 30, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1998 interim financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                              For the Three Months Ended June 30,
                             1998                            1997
                             ----                            ----
                Income      Shares      Per-    Income      Shares      Per-
                                        Share                           Share

              (Numerator) (Denominator) Amount (Numerator)(Denominator) Amount
              ----------- ------------- ------ ----------- ------------ ------
Basic EPS:
Income available
 to Common
 Stockholders   $147,000     637,191    $.23    $139,000    653,008    $.21
                                        ====                           ====
Effect of
 dilutive
 securities:
Stock option          --      16,043                  --     13,433
                --------     -------            --------    -------
Diluted EPS:
Income avail-
 able to common
 stockholders
 plus stock
 options        $147,000     653,234    $.23    $139,000    666,441    $.21
                ========     =======    ====    ========    =======    ====

                              For the Nine Months Ended June 30,
                             1998                            1997
                             ----                            ----
                Income      Shares      Per-    Income      Shares      Per-
                                        Share                           Share

              (Numerator) (Denominator) Amount (Numerator)(Denominator) Amount
              ----------- ------------- ------ ----------- ------------ ------
Basic EPS:
Income available
 to Common
 Stockholders
                $347,000     642,056    $.54    $388,000    676,647    $.57
                                        ====                           ====
Effect of
 dilutive
 securities:
Stock option          --      17,102                  --      8,854
                --------     -------            --------    -------
Diluted EPS:
Income avail-
 able to common
 stockholders
 plus stock
 options        $347,000     659,158    $.53    $388,000    685,501    $.57
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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $30,217 and $28,485 for the three months ended June 30, 1998 and 1997 and $92,782 and $79,019 for the nine months ended June 30, 1998 and 1997 respectively.

A summary of ESOP shares at June 30, 1998 is as follows:

Shares allocated                                         15,852

Shares committed for release                              5,139

Unreleased shares                                        47,525
                                                         ------
    Total                                                68,516
                                                         ======
Fair value of unreleased shares                        $831,688

                    N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                (continued)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------
The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $18,892 and $18,518 for the three months ended June 30, 1998 and 1997 and $55,929 and $55,000 for the nine months ended June 30, 1998 and 1997 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At August 6, 1998, 1,000 shares have been exercised at the exercise price of $12.9375 per share.

NOTE E - Stock Repurchase Program
---------------------------------
The Company Board of Directors approved a plan to begin its fourth stock repurchase program to acquire 68,585 shares, or approximately 10% of the Corporation's outstanding stock. The repurchases are conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases could be effected. The price paid for the shares in the open market will not exceed the lowest current independent offer quotation reported on the Nasdaq Small-Cap Market. The number of shares purchased in the open market during any day generally is not to exceed 25% of the average daily trading volume of the common stock over the preceding four weeks, except for block purchases. At August 6, 1998, 256,975 shares have been repurchased at a cost of $3,989,278.

NOTE F - Business Acquisition
-----------------------------
During 1997, the Association formed a new subsidiary, Crawford Acquisition Company for the sole purpose of acquiring Crawford Mortgage and Financial Services, Inc. On August 26, 1997, Crawford Acquisition Company acquired all of the capital stock of Crawford Mortgage and Financial Services, Inc. and became Crawford Mortgage, Inc.. Crawford Mortgage, Inc. is engaged in originating mortgage loans primarily in Missouri. The results of operations are included in the consolidated financial statements.

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1997, as well as certain changes in results of operations during the three and nine month periods ended June 30, 1998 and 1997.

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

Changes in Financial Condition
------------------------------
     Cash and cash equivalents increased $4.6 million during the nine months ended June 30, 1998. The increase resulted from cash received from the maturity or calling of several investment securities and an increase of $4.2 million in customer deposits primarily as a result of some special rate offerings. These increases were partially offset by an increase in loans of $2.8 million, the net repayment of $1 million in FHLB advances, the purchase of treasury stock for $481,000, and an increase in investments in certificates of deposit of $495,000. Net loans increased $2.8 million during the nine month period to $36.7 million as of June 30, 1998 from $33.9 million at September 30, 1997. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Cash on hand and maturities of securities were used primarily to fund the majority of the growth in loans, to purchase certificates, to repay the cash advances and to purchase treasury stock. A cash advance of $1 million was obtained June 19, 1998 that replaced some of the cash used to finance the activities of the Company.

     Nonperforming assets were $120,000 or .2% of total assets at June 30, 1998, compared to $75,000, or .1% of total assets at September 30, 1997. There was $7,000 in nonaccrual loans at June 30, 1998 and $9,000 at September 30, 1997.

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 1997
-------------
     Net Income. Net income was $147,000 for the quarter ended June 30, 1998 compared to $139,000 for the quarter ended June 30, 1997. Net interest income after provision for loan losses was $486,000 at June 30, 1998 compared to $462,000 at June 30, 1997. Noninterest income increased $87,000 and noninterest expense increased $88,000. Income tax expense increased $15,000.

     Net Interest Income. Net interest income of $486,000 for the quarter ended June 30, 1998 increased from $462,000 for the quarter ended June 30, 1997. Interest income increased $58,000 while interest expense increased $34,000.

     Interest Income. Interest income increased by $58,000 or 5.9% to $1.03 million for the quarter ended June 30, 1998 from $975,000 for the quarter ended June 30, 1997. Interest income from loans receivable increased $78,000 to $684,000 for the quarter ended June 30, 1998 from $606,000 for the quarter ended June 30, 1997. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

adjustable rate loans. Interest income from investment securities decreased by $46,000 to $176,000 for the quarter ended June 30, 1998 from $222,000 for the quarter ended June 30, 1997. This decrease was due to a decrease in the balances and average rates in investment securities. Interest income from mortgage-backed securities decreased by $17,000 to $72,000 for the quarter ended June 30, 1998 from $89,000 for the quarter ended June 30, 1997. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets increased by $43,000 to $101,000 for the quarter ended June 30, 1998 from $58,000 for the quarter ended June 30, 1997. This increase was primarily due to an increase in the interest paid on larger average balances of cash invested at Federal Home Loan Bank of Des Moines.

     Interest Expense. Interest expense of $547,000 for the quarter ended June 30, 1998 increased $34,000, or 6.6%, from $513,000 for the quarter ended June 30, 1997. The increase is attributable to an increase in the average balances of customer deposits. The increase was partially offset by a $26,000 decrease in interest expense on borrowed money as a result of smaller average balances of borrowed funds.

     Provision for Loan Losses. Loan loss provision and actual loan losses net of recoveries were zero for both quarters.

     Noninterest Income. Noninterest income of $123,000 for the quarter ended June 30, 1998 increased $87,000 from $36,000 for the quarter ended June 30, 1997. This increase was primarily due to mortgage banking fees of $59,000 from Crawford Mortgage and no comparable income in the comparative quarter since Crawford was not a subsidiary at that time. There was also a gain of $18,000 on the sale of investments by the Company in the quarter ending June 30, 1998 and no comparable sale in the quarter ended June 30, 1997.

     Noninterest Expense. Noninterest expense increased $88,000, or 30.4%, to $377,000 for the quarter ended June 30, 1998 from $289,000 for the quarter ended June 30, 1997. This increase was largely due to a $56,000 increase in compensation and employee benefits for the period ending June 30, 1998. Compensation and employee benefits increased because of increased personnel to operate Crawford Mortgage and annual salary increases effective October 1, 1997 and an increase in ESOP expense as the price of the Company's stock has increased. Occupancy and equipment increased $14,000 of which $4,500 was for the lease payment for Crawford Mortgage and the balance was from other normal operating expenses.

     Net Interest Margin. Net interest margin increased to 3.23% for the three months ended June 30, 1998 compared to 3.15% for the three months ended June 30, 1997. Income from earning assets increased by $58,000, or 5.9%, between the two quarters and interest expense increased by $34,000, or 6.6%. The average earning asset base increased by $1.5 million, or 2.6%. The average interest-bearing liability base increased by $3.3 million, or 7.3%.

Comparison of the Nine Months Ended June 30, 1998 to the Nine Months Ended
--------------------------------------------------------------------------
June 30, 1997
-------------
     Net Income. Net income decreased $41,000 to $347,000 for the nine months ended June 30, 1998 from $388,000 for the nine months ended June 30, 1997.
Net interest income after

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

provision for loan losses increased by $72,000 to $1.43 million for the nine months ended June 30, 1998 from $1.36 million for the nine months ended June 30, 1997. Noninterest income increased by $146,000, noninterest expense increased by $234,000 and income taxes increased by $25,000.

     Net Interest Income. Net interest income of $1.44 million for the nine months ended June 30, 1998 increased $77,000 from net interest income of $1.36 million for the nine months ended June 30, 1997. Total interest income increased by $129,000 while interest expense increased by $52,000.

     Interest Income. Total interest income increased $129,000 to $3.02 million for the nine months ended June 30, 1998 from $2.89 million for the nine months ended June 30, 1997. The increase was comprised of increases in income from loans receivable and other interest earning assets. The interest income from loans increased by $235,000 to $1.99 million for the nine months ended June 30, 1998 from $1.76 million for the nine months ended June 30, 1997. This increase was primarily due to the increase in the average outstanding loan balances during the two periods. Income on other interest earning assets increased by $57,000 to $254,000 for the nine months ended June 30, 1998 from $197,000 for the nine months ended June 30, 1997. This increase was primarily due to the increase in the average balance of other interest earning assets. The increases in interest income were offset by decreases in income from investment securities of $120,000 to $540,000 for the period ending June 30, 1998 from $660,000 for the period ending June 30, 1997.
Income from mortgage-backed securities decreased $43,000 to $232,000 at June 30, 1998 from $275,000 for the period ending June 30, 1997. The decreases in mortgage-backed and investment security income was a result of lower average balances in those investments.

     Interest Expense. Total interest expense was $1.59 million for the nine months ended June 30, 1998, a $52,000 increase from $1.53 million for the nine months ended June 30, 1997. An increase in the average balances of customer deposits increased interest paid on deposits by $106,000 and was partially offset by a decrease in interest on FHLB advances of $54,000 as the average balance of FHLB advances decreased.

     Provision for Loan Losses. Provision for loan losses increased by $5,000 to $6,000 for the six months ended June 30, 1998 from $1,000 for the six months ended June 30, 1997. Actual loan losses, net of recoveries, were zero for the nine months ended June 30, 1998 and 1997.

     Noninterest Income. Noninterest income of $313,000 for the nine months ended June 30, 1998 increased by $146,000 from $167,000 for the nine months ended June 30, 1997. This increase was primarily attributable to mortgage banking fees from Crawford Mortgage of $168,000 for the nine months ended June 30, 1998 and no mortgage banking fees for the comparable period since Crawford was not acquired until August 1997. This increase was partially offset by the gain on the sale of investments of $37,000 by the Company in the prior period and $18,000 gain on the sale of investments in the current period. There was also a decrease of $13,000 in other noninterest income as a result of distributions from the data service center in the prior period and no distribution this period.

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

     Noninterest Expense. Noninterest expense increased by $234,000 to $1.19 million for the nine months ended June 30, 1998 from $956,000 for the nine months ended June 30, 1997. Compensation and employee benefits increased by $147,000 due to the acquisition of Crawford Mortgage and additional personnel at both the Company and Crawford, increased expenses associated with the employee benefits package, and annual salary increases effective October 1, 1997. Occupancy and equipment also increased by $33,000 and other expenses increased $54,000 as a result of normal operations of the Company.

     Net Interest Margin. Net interest margin of 3.29% for the nine months ended June 30, 1998 increased .10% from 3.19% for the nine months ended June 30, 1997. Income from earning assets increased by $129,000, or 4.5% between the two periods while interest expense increased by $52,000, or 3.4%. The average earning asset base increased by $1.5 million or 2.6%. The average interest-bearing liability base increased by $1.9 million or 4.3%.

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

     The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996, Neosho Savings and Loan used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. During the fiscal year 1997, Neosho Savings & Loan began using cash advances from Federal Home Loan Bank of Des Moines. At June 30, 1998, Neosho Savings & Loan had FHLB advances of $2 million that were used to purchase mortgage loans and had approved loan commitments totaling $188,000 and undisbursed loans in process of $1.02 million.

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

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.8% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller cash advance. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

expected to continue to increase as the average balance of loans increases and rates on adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have increased in the past quarter as a result of some special rate offerings, they are expected to remain stable in the future.

     At June 30, 1998, certificates of deposit amounted to $31 million, or 65% of Neosho Savings and Loan's total deposits, including $26.6 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

     The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. Neosho Savings and Loan's liquidity ratio was 39.51% and its short-term liquidity ratio was 25.12% at June 30, 1998. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 1998.

                                                       Percent of Adjusted
                                            Amount        Total Assets
                                            ------------------------------
                                                    (Unaudited)
                                               (Dollars in thousands)

Tangible capital                            $  9,267         14.98%
Tangible capital requirement                     928          1.50
                                            --------         -----
Excess                                      $  8,339         13.48%
                                            ========         =====
Core capital                                $  9,267         14.98%
Core capital requirement                       2,474          4.00
                                            --------         -----
Excess                                      $  6,793         10.98%
                                            ========         =====
Risk-based capital                          $  9,317         34.78%
Risk-based capital requirement                 2,143          8.0
                                            --------         -----
Excess                                      $  7,174         26.78%
                                            ========         =====

                    N S & L BANCORP, INC. AND SUBSIDIARY
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Year 2000 Issue
---------------
The Company has researched the "Year 2000" problem and developed a plan to identify and correct any potential problems that may affect operations.

The Company uses FISERV of Des Moines, Iowa as its data center. FISERV has upgraded their systems for Y2K and proxy testing of those systems is scheduled for September 1998. In the first quarter of 1999, the Company will be testing connectivity with FISERV. Costs for testing are estimated to be $5,500.00.

The ISC on-line teller system has been adapted for Y2K by a software supplier in Washington State at a cost of $2,240. The Company also has PC Teller on-line stations at both the Main and Branch locations and more Stations are currently being added. PC Teller is being certified Y2K through testing by FISERV. In addition, all personal computers have been upgraded and tested for compliance with Y2K.

A safe deposit box software program is not Y2K and compliant and a replacement program will be ordered for $1,500.

All ATM cards have a maturity date of December 1999 and will be replaced in a mass reissuance planned for the third quarter of 1998. The replacement cards have been ordered and are on hand. Total cost of this project, including postage, is expected to be less than $2,000.

The Company has three ATMs that require minor upgrades of software, which has been ordered. The expense for these upgrades is expected to be minimal.

Contingency plans include the possible use of another data center or an in-house system. in the event the current data processor (FISERV) is not Y2K on or before December 31, 1998. Two data centers and two sources for "in-house" systems have been located as a part of our contingency plan.

Contacts have been made with third party vendors, such as the electric company, and no Y2K problems have been noted. Although there are some expenditures necessary as previously listed and scheduled to be completed within the next six months, there are no known problems that are material to the Company's business, operations or financial conditions. In the event that FISERV does not make its systems Year 2000 compliant and the Company is not able to switch to an alternative data center or "in-house" system in a timely manner, Year 2000 problems could interrupt the operations of the Company and have a significant adverse effect on the Company's financial condition and results of operations.

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

                                          N S & L Bancorp, Inc.


Date  August 10, 1998                 By: /s/ C.R. Rick Butler
                                          --------------------------------
                                          C.R. 'Rick' Butler
                                          President
                                          CEO

                                      By: /s/ Carol Guest
                                          --------------------------------
                                          Carol Guest
                                          Treasurer