Form 10KSB40
period 1998-09-30
NS&L BANCORP INC
filed 1998-12-29
CIK 939929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ___________________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

    For the fiscal year ended September 30, 1998          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        Commission File Number:  0-25814



                              NS&L BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Missouri                                    43-1709446
---------------------------------------------          ---------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)


111 East Main Street, Neosho, Missouri                        64850
------------------------------------------                --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (417) 451-0429
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___
          ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.    X
                                 -----

    The registrant's revenues for the fiscal year ended September 30, 1998 were $4,444,000.

    As of December 16, 1998, there were issued and outstanding 616,739 shares of the registrant's Common Stock, which are listed on the Nasdaq SmallCap Market under the symbol "NSLB." Based on the average of the bid and asked prices for the Common Stock on December 16, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $8,036,109 (616,739 shares at $13.03 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (Parts I and II)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)  Yes_____  No  X
                                                                       -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL

     NS&L Bancorp, Inc. ("NS&L Bancorp" or the "Corporation"), a Missouri corporation, was organized on February 27, 1995 for the purpose of becoming the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings" or the "Association") upon Neosho Savings's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on June 7, 1995. At September 30, 1998, the Corporation had total assets of $63.4 million, total deposits of $47.9 million and stockholders' equity of $10.4 million. NS&L Bancorp has not engaged in any significant activity other than holding the stock of Neosho Savings. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Neosho Savings and its subsidiary.

     Neosho Savings, founded in 1884, is a federally chartered stock savings and loan association, located in Neosho, Missouri. The Association is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits.
The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank ("FHLB") System since 1956. The Association is a community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Association's lending market area. The Association also originates mortgage loans for sale in the secondary market through its wholly-owned subsidiary, Crawford Mortgage, Inc.

MARKET AREA AND COMPETITION

     Neosho, Missouri is located in Newton County approximately 20 miles southeast of Joplin, Missouri in the Southwest corner of Missouri. The Association focuses primarily on serving customers located in Newton County, Missouri and, to a lesser extent, on customers in surrounding counties in southwest Missouri (McDonald, Jasper, Barry and Lawrence counties). According to the 1990 census, Newton County had a population of approximately 44,500. The primary industry in Newton County is light manufacturing. The unemployment rate in Newton County is estimated to be 4.2% as of November 1998. Major employers in the Association's market area include La-Z Boy Midwest, a furniture manufacturer, Sunbeam Outdoor Products, a manufacturer of outdoor grills and other products, and Tyson Foods, Inc., a poultry processor.

     The Association operates in a highly competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions and from commercial banks located in its lending market area. As of September 30, 1998, there was one other thrift institution and four commercial banks in Neosho. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future. In addition, the limited growth of the Association's market area may restrict the future growth of the Association.

OPERATING STRATEGY

     The business of the Association consists principally of attracting deposits from the general public and using such deposits to originate and purchase mortgage loans secured primarily by one- to four-family residences. The Association also invests in U.S. Government and agency securities and mortgage-backed securities. The Association plans to continue to fund its assets with deposits, although FHLB advances will be utilized when appropriate.

The Association's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan, investment and mortgage-backed and related securities portfolios, and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The Association's profitability is also affected by the level of other income and expenses. Other income consists of service charges and fees, gains on sales of loans and loan late charges. Other expenses consists of compensation and employee benefits, occupancy expenses, deposit insurance premiums and other operating costs. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

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

          The Association uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in NPV (net portfolio value) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Association receives a report which measures interest rate risk by modeling the change in NPV (net portfolio value) over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

     The following table is provided by the OTS and illustrates the change in NPV at September 30, 1998, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                                         NPV AS % OF PERCENT OF
                                                                        PORTFOLIO VALUE OF ASSETS
BASIS POINTS ("bp")            NET PORTFOLIO VALUE                      -------------------------
                         -------------------------------                  NPV
CHANGES IN RATES         $ AMOUNT  $ CHANGE(1)  % CHANGE                RATIO(2)       CHANGE (3)
----------------         --------  -----------  --------                --------       ----------
                             (DOLLARS IN THOUSANDS)

       400                $  9,832  $   168        2%                      15.92%         83bp
       300                  10,052      388        4                       16.09           100
       200                  10,145      481        5                       16.05            96
       100                   9,990      326        3                       15.69            60
         0                   9,664                                         15.09
      (100)                  9,270     (394)      (4)                      14.39           (70)
      (200)                  8,993     (671)      (7)                      13.84          (125)
      (300)                  8,718     (946)      (9)                      13.36          (173)
      (400)                  8,488   (1,176)     (12)                      12.77          (232)

--------------------------------------------------------------------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Association's loan portfolio (including loans held for sale) by type of loan as of the dates indicated.

                                                          AT SEPTEMBER 30,
                                     ----------------------------------------------------------------
                                            1998               1997                1996
                                     ----------------------------------------------------------------
                                               PERCENT             PERCENT                PERCENT
                                     AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT       OF TOTAL
                                     -------  --------   -------  --------   -------  ---------------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-dwelling units.......  $33,621     86.49%  $31,577     92.41%  $29,625     94.46%
 Commercial and multi-family.......      564      1.45       586      1.72        77      0.25
 Construction......................    2,167      5.58       431      1.26       486      1.55
                                     -------    ------   -------    ------   -------    ------
   Total mortgage loans............   36,352     93.52    32,594     95.39    30,188     96.26
                                     -------    ------   -------    ------   -------    ------

Consumer and other loans:
 Loans on deposit accounts.........      471      1.21       408      1.19       471      1.51
 Home equity.......................      809      2.08        19      0.06        --        --
 Education.........................       23      0.06        31      0.09        16      0.05
 Automobile........................    1,206      3.10     1,090      3.19       680      2.17
 Other.............................       12      0.03        27      0.08         4      0.01
                                     -------    ------   -------    ------   -------    ------
   Total consumer and other loans..    2,521      6.48     1,575      4.61     1,171      3.74
                                     -------    ------   -------    ------   -------    ------
   Total loans.....................   38,873    100.00%   34,169    100.00%   31,359    100.00%
                                     -------    ======   -------    ======   -------    ======
Less:
 Undisbursed loans in process......    1,299                 210                 225
 Unearned loan fees................       16                  36                  42
 Allowances for loan losses........       52                  44                  41
                                     -------             -------             -------
   Total loans receivable, net.....  $37,506             $33,879             $31,051
                                     =======             =======             =======

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its lending market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1998, $33.6 million, or 86.5% of the Association's total loan portfolio, consisted of loans secured by one- to four-family residential real estate. Included in these loans are home equity loans. The Association presently originates for retention in its portfolio both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1998, $28.0 million, or 83.3%, of the Association's one- to four-family residential mortgage loans were subject to periodic interest rate adjustments and $5.6 million, or 16.7%, were fixed-rate loans.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. Since July 1994, the Association has originated ARM loans whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.25% above the one-year constant maturity U.S. Treasury index. The Association previously originated ARM loans whose rates are based on the Eighth District Cost of Funds Index. The Association currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1998, the initial interest rate on the Association's ARM loans ranged from 5.75% to 9.5% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5.75% over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. The Association believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

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

     As discussed above, the Association also originates conventional fixed-rate mortgage loans on one- to four-family residential properties. All fixed-rate products are underwritten according to Freddie Mac standards so as to qualify for sale in the secondary mortgage market, though until recently it has been the Association's policy to retain its fixed-rate mortgage loans in its loan portfolio. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time.

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

     CONSTRUCTION LENDING. The Association currently originates residential construction loans to individuals to construct their own homes and, to a much lesser extent, to local builders. At September 30, 1998, construction loans amounted to $2.2 million, or 5.6%, of the Association's total loan portfolio. The Association's construction loan portfolio did not include any loans to builders or any speculative loans at that date, although the Association occasionally makes such loans.

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

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. The Association has historically engaged in a limited amount of commercial and multi-family real estate lending. At September 30, 1998, commercial and multi-family real estate loans in the Association's portfolio totalled $564,000. The Association originated $360,000 of commercial real estate or multi-family loans during the year ended September 30, 1998.

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

     CONSUMER AND OTHER LOANS. Consumer lending has traditionally been a small part of the Association's business. Consumer loans generally have shorter-terms to maturity or repricing and higher interest rates than mortgage loans. The Association's consumer and other loans consist primarily of automobile loans, home equity loans and savings account loans. At September 30, 1998, the Association's consumer and other loans totalled approximately $2.5 million, or 6.5% of the Association's total loans.

     Automobile loans are secured by both new and used cars. Automobile loans are only made to the borrower-owners on a direct basis. New cars are financed for a period of up to 54 months while used cars are financed for 42 months or less depending on the age of the car. Collision and comprehensive insurance coverage is required on all automobile loans and the Association holds the certificate of title to the car securing the loan. At September 30, 1998, automobile loans amounted to $1.2 million, or 3.1% of the Association's total loans.

     The Association began making equity line of credit ("ELOC") loans during September 30, 1997, however full implementation of the ELOC loans occurred during the year ended September 30, 1998. ELOC loans are for a period of 12 years, with the first two years being the draw years and the next 10 years being the repayment years. ELOC loans can be made for up to 95% of the appraised value of the property securing the loan. Home equity loans amounted to $809,000, or 2.08% of the Association's total loans at September 30, 1998.

     The Association may make savings account loans with the account pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At September 30, 1998, total loans on savings accounts amounted to $471,000 or 1.2% of the Association's total loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1998, the Association had no delinquencies in its consumer loan portfolio.

LOAN MATURITY AND REPRICING

     The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses. Amounts include loans for sale.


                                                          AFTER     AFTER    AFTER
                                                         ONE YEAR  3 YEARS  5 YEARS
                                             WITHIN      THROUGH   THROUGH  THROUGH     BEYOND
                                            ONE YEAR     3 YEARS   5 YEARS  10 YEARS   10 YEARS TOTAL
                                            ---------    --------  -------  --------   -------- -------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-dwelling units..............    $  673       $  512   $  817    $2,619   $29,000  $33,621
 Commercial and multi-family
    real estate...........................        --           --       81        51       432      564
 Construction.............................     1,244           --       --        --       923    2,167
                                              ------       ------   ------    ------   -------  -------
  Total mortgage loans....................     1,917          512      898     2,670    30,355   36,352
Consumer and other loans..................       700          603      406        12       800    2,521
                                              ------       ------   ------    ------   -------  -------
  Total loans.............................    $2,617       $1,115   $1,304    $2,682   $31,155  $38,873
                                              ======       ======   ======    ======   =======  =======

     The following table sets forth the dollar amount of all loans due one year after September 30, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                                FLOATING- OR
                                FIXED-           ADJUSTABLE-
                                 RATE               RATES
                                ------          --------------
                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-dwelling units    $5,087                 $27,861
 Commercial and multi-family        81                     483
    real estate
 Construction                      543                     380
                                ------                 -------
  Total mortgage loans           5,711                  28,724
Consumer and other loans         1,021                     800
                                ------                 -------
  Total loans                   $6,732                 $29,524
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

    LOAN ORIGINATIONS, SALES AND PURCHASES. During the year ended September 30, 1998, the Association's total gross mortgage loan originations were $11.3 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon relative customer demand for loans in its market.

    Consistent with its asset/liability management strategy, the Association's policy had been to retain in its portfolio all of the one- to four-family loans that it originates. In August 1997, the Association acquired Crawford Mortgage, Inc., a mortgage broker based in Joplin, Missouri. Through Crawford Mortgage,
the Association originates loans to sell in the secondary market.    During the
year ended September 30, 1998 the Association sold $877,000 of loans.

    During the year ended September 30, 1996, the Association used proceeds from the Conversion to purchase mortgage loans secured by one- to four-family residential properties in southwest Missouri. The loan purchases were made in conformance with the Association's underwriting standards. The Association also purchased loans in the year ended September 30, 1997 with a cash advance from
the FHLB.   No loans were purchased during the year ended September 30, 1998.

    The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                           YEARS ENDED SEPTEMBER 30,
                                                           -------------------------
                                                            1998     1997     1996
                                                           -------------------------
                                                                 (IN THOUSANDS)
Total mortgage loans at beginning of period...........     $32,594  $30,188  $25,361
Mortgage loans originated:
 One- to four-dwelling units(1).......................      10,920    3,393    8,498
 Commercial and multi-family real estate..............         360      592       --
                                                           -------  -------  -------
  Total mortgage loans originated.....................      11,280    3,985    8,498
Mortgage loans purchased..............................          --    1,015    1,178
Mortgage loans sold...................................         877       --       --
Mortgage loan principal repayments....................       6,645    2,594    4,849
Loans transferred to other real estate................          --       --       --
                                                           -------  -------  -------
Net loan activity.....................................       3,758    2,406    4,827
                                                           -------  -------  -------
Total gross mortgage loans at end of period                $36,352  $32,594  $30,188
                                                           =======  =======  =======

--------------------------------
(1)      Includes construction loans originated during the period.


     LOAN COMMITMENTS. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $1.4 million at September 30, 1998. See Note 16 of Notes to Consolidated Financial Statements contained in the Annual Report.

     LOAN ORIGINATION AND OTHER FEES. The Association, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between 0 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $16,000 of net deferred mortgage loan fees at September 30, 1998.

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

                                                                                 AT SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                  1998       1997    1996    1995    1994
                                                                 ----------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis:
Real estate:
   Residential............................................       $  21      $   9   $   3   $  49   $  18
   Commercial and multi-family............................          --         --      --      --      --
 Consumer and other.......................................          --         11      --      --      --
                                                                 -----      -----   -----   -----   -----
    Total.................................................          21         20       3      49      18
                                                                 -----      -----   -----   -----   -----

Accruing loans which are contractually
   past due 90 days or more:
 Real estate:
   Residential............................................          45         66      19      40      43
   Commercial and multi-family............................          --         --      --      --      --
 Consumer and other.......................................          --         --      --      --      --
                                                                 -----      -----   -----   -----   -----
    Total.................................................          45         66      19      40      43
                                                                 -----      -----   -----   -----   -----

Total of nonaccrual and 90 days
   past due loans.........................................          66         86      22      89      61

Real estate owned(1)......................................          --         --      --      --      --
                                                                 -----      -----   -----   -----   -----
    Total non-performing assets...........................       $  66      $  86   $  22   $  89   $  61
                                                                 =====      =====   =====   =====   =====
Restructured loans........................................          --         --      --      --      --
                                                                 =====      =====   =====   =====   =====
Total loans delinquent 90 days or
           more to net loans..............................        0.18%      0.25%   0.07%   0.34%   0.25%
                                                                 =====      =====   =====   =====   =====
Total loans delinquent 90 days or
           more to consolidated total assets..............        0.09%      0.14%   0.04%   0.15%   0.12%
                                                                 =====      =====   =====   =====   =====

Total non-performing assets to
         consolidated total assets........................        0.09%      0.14%   0.04%   0.15%   0.12%
                                                                 ======      =====   =====   =====   =====

___________________________________
(1) Represents the book value of property acquired through foreclosure, net of valuation reserves.


    Interest income that would have been recorded for the year ended September 30, 1998 had nonaccruing loans been current in accordance with their original terms amounted to approximately $2,000. The amount of interest included in interest income on such loans for the year ended September 30, 1998 amounted to approximately $0.

     REAL ESTATE OWNED. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to its fair value. At September 30, 1998, the Association had no real estate owned.

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

     At September 30, 1998, classified assets totalled $43,000 and included two substandard loans in the amount of $43,000 and no special mention loans. The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                               AT SEPTEMBER 30,
                               ===============

                                1998    1997
                               ======  ======
                               (IN THOUSANDS)

Loss.........................   $ --   $  --
Doubtful.....................     --      --
Substandard..................     43      81
Special mention..............     --      --
                               -----   -----
   Total classified assets...  $  43   $  81
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

     Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances. A provision of $8,000 was charged against income for the year ended September 30, 1998. At September 30, 1998, the Association had an allowance for loan losses of $52,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio.

     Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Association believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Association's financial condition and results of operations.

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                    YEARS ENDED SEPTEMBER 30,
                                          -----------------------------------------
                                           1998       1997    1996    1995    1994
                                          ------     ------  ------  ------  ------
                                                       (DOLLARS IN THOUSANDS)
Allowance at beginning of period.......   $  44      $  41   $  38   $  31   $  31
Provision for loan losses..............       8          3       3       7      --

Recoveries.............................      --         --      --      --      --
Charge-offs............................      --         --      --      --      --
                                          -----      -----   -----   -----   -----
Net charge-offs........................      --         --      --      --      --
                                          -----      -----   -----   -----   -----

Balance at end of period...............   $  52      $  44   $  41   $  38   $  31
                                          =====      =====   =====   =====   =====

Ratio of allowance to total loans......    0.14%      0.13%   0.13%   0.15%   0.12%

Ratio of net charge-offs to average
   loans outstanding during the period.      --         --      --      --      --

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                   AT SEPTEMBER 30,
                                           -----------------------------------------------------------------
                                                   1998                  1997                  1996
                                           --------------------  -------------------   ---------------------
                                                    PERCENT OF            PERCENT OF            PERCENT OF
                                                     LOANS IN              LOANS IN              LOANS IN
                                                       EACH                  EACH                  EACH
                                                   CATEGORY TO           CATEGORY TO            CATEGORY TO
                                           AMOUNT  TOTAL LOANS   AMOUNT  TOTAL LOANS   AMOUNT  TOTAL  LOANS
                                           ------  ------------  ------  ------------  ------  -------------
                                                                 (DOLLARS IN THOUSANDS)

Mortgage loans:
 One- to four-dwelling units............      $41        86.49%     $34        92.56%     $33         94.46%
 Commercial and multi-family............       --         1.45       --         1.72       --          0.25
 Construction...........................       --         5.58       --         1.01       --          1.55
Consumer and other loans................       11         6.48       10         4.71        8          3.74
                                              ---       ------      ---       ------      ---        ------
  Total allowance for loan losses.......      $52       100.00%     $44       100.00%     $41        100.00%
                                              ===       ======      ===       ======      ===        ======

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

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation" contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report. At September 30, 1998, the Association's regulatory liquidity was 40.1% which is significantly in excess of the 4% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     The Association purchases mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates in order to supplement loan production. Ginnie Mae and Fannie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac certificates are guaranteed by Freddie Mac. Mortgage-backed securities generally entitle the Association to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. See Note 5 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the composition of Association's mortgage-backed securities portfolio at carrying value at the dates indicated. All of the Association's mortgage-backed securities are classified as held to maturity.

                                                               AT SEPTEMBER 30,
                                        -------------------------------------------------------------
                                               1998                1997                  1996
                                        --------------------------------------------------------------
                                        BOOK    PERCENT OF    BOOK    PERCENT OF    BOOK    PERCENT OF
                                        VALUE    PORTFOLIO    VALUE    PORTFOLIO    VALUE    PORTFOLIO
                                        ------  ----------    -----   ----------    -----   ----------
                                                           (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
 GNMA:
  Fixed..............................  $   40         1.28%  $   56         1.25%  $   69         1.29%
  Adjustable.........................     690        22.11      993        22.20      823        15.41
 FHLMC:
  Fixed..............................     712        22.81    1,152        25.76    1,450        27.14
  Adjustable.........................      --           --       --           --       --           --
 FNMA:
  Fixed..............................     264         8.46      413         9.23      525         9.83
  Adjustable.........................   1,475        47.26    1,945        43.48    2,574        48.18

Unamortized premium (discount), net..     (60)       (1.92)     (86)       (1.92)     (99)       (1.85)
                                       ------       ------   ------       ------   ------       ------
   Total mortgage-backed securities..  $3,121       100.00%  $4,473       100.00%  $5,342       100.00%
                                       ======       ======   ======       ======   ======       ======

     At September 30, 1998, the Corporation's investment securities portfolio totalled approximately $10.0 million at carrying value and consisted principally of U.S. Treasury and agency securities and municipal bonds. The Corporation's municipal bond portfolio, which totalled $939,000 at fair value ($919,000 at amortized cost) at September 30, 1998, was comprised primarily of obligations of political subdivisions of the State of Missouri that have maturities ranging from less than one year to five to ten years.

     The following table sets forth the composition of Corporation's investment securities portfolio at carrying value at the dates indicated.

                                                              AT SEPTEMBER 30,
                                   --------------------------------------------------------------------
                                             1998                  1997                   1996
                                   ----------------------   --------------------   --------------------
                                     CARRYING  PERCENT OF   CARRYING  PERCENT OF   CARRYING  PERCENT OF
                                      VALUE     PORTFOLIO    VALUE     PORTFOLIO    VALUE     PORTFOLIO
                                   ----------  ----------   --------  ----------   --------  ----------
                                                           (DOLLARS IN THOUSANDS)
Debt securities:
  U.S. Government treasury and
     obligations of U.S.
     Government agencies...........    $8,482       85.07%   $12,218       88.92%   $10,669       85.50%
  State and political subdivision..       919        9.22        834        6.07        959        7.68
                                       ------      ------    -------      ------    -------      ------
   Total debt securities...........     9,401       94.29     13,052       94.99     11,628       93.18
                                       ------      ------    -------      ------    -------      ------
Equity securities:
  FHLB stock.......................       365        3.66        421        3.07        421        3.37
  Common stock.....................       204        2.05        267        1.94        430        3.45
                                       ------      ------    -------      ------    -------      ------
   Total equity securities.........       569        5.71        688        5.01        851        6.82
                                       ------      ------    -------      ------    -------      ------
     Total.........................    $9,970      100.00%   $13,740      100.00%   $12,479      100.00%
                                       ======      ======    =======      ======    =======      ======


     The following table sets forth the maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at September 30, 1998.

                                       LESS THAN          ONE TO          OVER FIVE TO              OVER
                                        ONE YEAR         FIVE YEARS         TEN YEARS             TEN YEARS
                                   ---------------   ----------------     -------------      ----------------
                                     AMOUNT  YIELD   AMOUNT     YIELD     AMOUNT  YIELD      AMOUNT     YIELD
                                   --------  -----   ------     -----     ------  -----      ------     -----
                                                            (DOLLARS IN THOUSANDS)
Debt securities:
  U.S. Government treasury and
     obligations of U.S.
     Government agencies............  $400   6.13%   $1,750     5.77%      $5,112   6.62%   $1,220      8.03%
  State and political subdivision...   335   5.54       275     5.62          309   4.45        --
                                       ----          ------                ------           ------
   Total............................   $735          $2,025                $5,421           $1,220
                                       ====          ======                ======           ======

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

     The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of September 30, 1998. Jumbo certificates of deposit represent minimum deposits of $100,000.

MATURITY PERIOD                     AMOUNTS
---------------                  -------------
                                 (IN THOUSANDS)

Three months or less                    $  636
Over three through six months              403
Over six through twelve months             435
Over twelve months                         323
                                        ------
   Total                                $1,797
                                        ======


     The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Association at the dates indicated.

                                                               AT SEPTEMBER 30,
                                -------------------------------------------------------------------------------
                                            1998                       1997                        1996
                                --------------------------  -------------------------------  ------------------
                                         PERCENT                        PERCENT                        PERCENT
                                            OF      INCREASE               OF      INCREASE               OF
                                AMOUNT    TOTAL    (DECREASE)  AMOUNT    TOTAL    (DECREASE)  AMOUNT    TOTAL
                                ------   -------   ----------  ------   --------  ---------  ------------------
                                                            (DOLLARS IN THOUSANDS)

Noninterest-bearing...........  $   579     1.21%     $  181   $   398     0.91%    $   194   $   204     0.42%
Demand and NOW checking.......    7,336    15.30       1,386     5,950    13.56          11     5,939    12.26
Passbook savings accounts.....    5,718    11.93         (14)    5,732    13.06         (75)    5,807    11.99
Money market deposit..........    2,584     5.39        (504)    3,088     7.03         159     2,929     6.05
Fixed-rate certificates
   which mature:
 Within one year..............   22,809    47.57       1,201    21,608    49.23      (5,008)   26,616    54.94
 After one year, but
    within three years........    8,435    17.59       2,005     6,430    14.65         467     5,963    12.31
 After three years............      483     1.01        (203)      686     1.56        (300)      986     2.03
                                -------   ------      ------   -------   ------     -------   -------   ------
   Total......................  $47,944   100.00%     $4,052   $43,892   100.00%    $(4,552)  $48,444   100.00%
                                =======   ======      ======   =======   ======     =======   =======   ======

     The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                AT SEPTEMBER 30,
                         ----------------------------
                         1998        1997       1996
                         ----------------------------
                                     (DOLLARS IN
                                      THOUSANDS)

4.00 - 4.99%......      $ 4,568      $ 5,020  $ 3,516
5.00 - 5.99%......       26,230       21,844   21,079
6.00 - 6.99%......          929        1,860    8,970
                        -------      -------  -------
   Total..........      $31,727      $28,724  $33,565
                        =======      =======  =======

         The following table sets forth the amount and maturities of time deposits at September 30, 1998.

                                        AMOUNT DUE
                      --------------------------------------------
                                                                             PERCENT
                                                                             OF TOTAL
                        LESS THAN  1 - 2   2 - 3   3 - 4   AFTER             CERTIFICATE
                        ONE YEAR   YEARS   YEARS   YEARS   4 YEARS  TOTAL    ACCOUNTS
                      -----------  ------  ------  ------  -------  -------  -----------
                                          (IN THOUSANDS)
4.00 - 4.99%.......       $ 4,568  $   --  $   --  $   --  $    --  $ 4,568        14.40%
5.00 - 5.99%.......        17,535   5,868   2,344     483       --   26,230        82.67
6.00 - 6.99%.......           707     117     105      --       --      929         2.93
                          -------  ------  ------  ------  -------  -------       ------
   Total...........       $22,810  $5,985  $2,449  $  483  $    --  $31,727       100.00%
                          =======  ======  ======  ======  =======  =======       ======

    The following table sets forth the deposit activities of the Association for the periods indicated.

                                                    YEARS ENDED SEPTEMBER 30,
                                                -----------------------------
                                                1998        1997         1996
                                                -------  -----------  -------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance.....................         $43,892     $48,444    $44,088
                                               -------     -------    -------
Net increase (decrease) before                   2,437      (5,959)     2,979
   interest credited..................
Interest credited.....................           1,615       1,407      1,377
                                               -------     -------    -------
Net increase (decrease) in deposits...           4,052      (4,552)     4,356
                                               -------     -------    -------

Ending balance........................         $47,944     $43,892    $48,444
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

     The following table sets forth certain information regarding the Association's use of FHLB advances during the periods indicated.

                                         YEARS ENDED SEPTEMBER 30,
                                     -------------------------------
                                     1998        1997           1996
                                     -----      ------         -----
                                           (DOLLARS IN THOUSANDS)
Maximum balance at any month end... $3,986      $3,000       $   --
Average balance....................  1,581       2,917           --
Year end balance...................  3,986       3,000           --
Weighted average interest rate:
  At end of year...................   5.81%       5.60%          --%
  During the year..................   5.95        5.63           --%


SUBSIDIARY ACTIVITIES

     In August 1997, the Association acquired Crawford Mortgage, Inc., which is engaged in the business of mortgage brokerage.

     Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at September 30, 1997 did not exceed the limits applicable to Federal associations. NS&L Enterprises, Inc. (the "Service Corporation") is a wholly owned subsidiary of the Association. The Service Corporation was established in 1992 for the purpose of offering credit life insurance and discount brokerage services. At September 30, 1998, the Association's investment in the Service Corporation was $3,000.


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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $365,000 at September 30, 1998. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

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

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings.

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

     At September 30, 1998, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the Association was in compliance with the QTL test.

     CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See
"--Prompt Corrective Action."

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

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and
                               ----
outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

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

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution).
A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully
                           ----
phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Association's limit on loans to one borrower was $1.3 million. At September 30, 1998, the Association's largest aggregate amount of loans to one borrower was $534,000.

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

     QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations --Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.


                                    TAXATION

FEDERAL TAXATION

     GENERAL. The Corporation and the Association report their income on a fiscal year basis using the cash method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

     BAD DEBT RESERVE. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions regarding thrift bad debt rules were revised. The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

     For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements contained in the Annual Report.

PERSONNEL

     As of September 30, 1998, the Corporation had 22 full-time and 3 part-time employees. The employees are not represented by a collective bargaining unit and the Corporation believes its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Association has two offices, both of which are owned by the Association. The Association's main office is located at 111 East Main Street, Neosho, Missouri 64850. The office was opened in 1963 and the square footage is approximately 6,840 feet. At September 30, 1998, the net book value of the property (including land and building) was $557,000. The Association has one branch office, which is located at 713 Neosho Boulevard, Neosho, Missouri 64850. The branch office was opened in 1986 and the square footage is approximately 2,922 feet. At September 30, 1998, the net book value of the property was $112,000. The net book value of the Association's fixtures, furniture and equipment at September 30, 1998 was $121,000 Crawford Mortgage has furniture, fixtures and equipment with a net book value of $37,000 at September 30, 1998. The Corporation owns a building lot with a book value of $303,000 at September 30, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
MATTERS
-------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of September 30, 1997 and 1998
     (b) Consolidated Statements of Income for the Years Ended September 30, 1996, 1997 and 1998
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1996, 1997 and 1998
     (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1996, 1997 and 1998
     (e)  Notes to Consolidated Financial Statements

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          ----------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Association. Each of the executive officers holds the same position with the Corporation and the Association.

                         Age at
                      September 30,
Name                      1998              Position
----                  -------------         --------

George A. Henry            75               Chairman of the Board
C.R. "Rick" Butler         51               President and Director
Dorothy A. LaDue           59               Senior Vice President and Secretary
Carol A. Guest             52               Treasurer

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

          21    Subsidiaries of the Registrant

          23    Consent of Independent Auditors

          27    Financial Data Schedule

    (b)   Report on Form 8-K

          No Forms 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NS&L BANCORP, INC.



Date: December 29, 1998          By: /s/ C.R. Butler
                                    -------------------------------------
                                    C.R. Butler
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ C.R. Butler                                      December 29, 1998
   ---------------------------------------
   C.R. Butler
   President and Chief Executive Officer
   (Principal Executive Officer)


By: /s/ Carol A. Guest                                   December 29, 1998
   ---------------------------------------
   Carol A. Guest
   Treasurer
   (Principal Financial and
   Accounting Officer)


By: /s/ George A. Henry                                  December 29, 1998
   ---------------------------------------
   George A. Henry
   Chairman of the Board and Director


By: /s/ John C. Genisio                                  December 29, 1998
   ---------------------------------------
   John C. Genisio
   Director


By: /s/ John D. Mills                                    December 29, 1998
   ---------------------------------------
   John D. Mills
   Director


By: /s/ Ralph J. Haas                                    December 29, 1998
   ---------------------------------------
   Ralph J. Haas
   Director


By: /s/ Robert J. Johnson                               December 29, 1998
   ---------------------------------------
   Robert J. Johnson
   Director