Form 10QSB
period 1998-12-31
NS&L BANCORP INC
filed 1999-02-16
CIK 939929

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
               -------------------------------------------------

                                  FORM 10-QSB

               -------------------------------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 1998
                                ---------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________to_________


Commission File Number     0-25814
                      ----------------

                             N S & L Bancorp, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)

               Missouri                                     43-1709446
--------------------------------------               -----------------------
(State or other jurisdiction of I.R.S.                  (I.R.S. Employer
Employer Incorporation or organization)                Identification No.)

       P.O. Box 369, Neosho, MO                               64850
----------------------------------------                  -------------
(Address of principal executive offices)                    (Zip Code)

       (417) 451-0429
---------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No
                           -----------     -----------




As of February 10, 1999, there were 615,739 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                               DECEMBER 31, 1998

INDEX                                                                     PAGE
-----                                                                     ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)                1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                             3-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)                 5

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                         6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                   8-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            11-16



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                 17

ITEM 2.  CHANGES IN SECURITIES                                             17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                           17

ITEM 5.  OTHER INFORMATION                                                 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURES

                     N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                            (Unaudited)
                                                           DECEMBER 30,   SEPTEMBER 30,
                                                               1998           1998
                                                           -------------  -------------
                                                              (Dollars in thousands)
               ASSETS
               ------

Cash and cash equivalents, including
  interest-bearing accounts of $9,459 at
  December 31 and $9,698 at September 30                        $ 9,977         $10,383
Certificates of deposit                                             575             674
Investment securities available-for-sale, at fair value             197             204
Investment securities held-to-maturity
  (estimated market value of $10,125 at December 31
  and $9,702 at September 30)                                     9,999           9,401
Investment in Federal Home Loan Bank stock, at cost                 365             365
Mortgage-backed securities held-to-maturity
  (estimated market value of $3,454 at December 31
  and $3,206  at September 30.)                                   3,401           3,122
Loans held for sale                                                 499              86
Loans receivable, net (reserves for loan losses of $54
  at December 31 and $52 at September 30)                        38,066          37,421
Accrued interest receivable                                         390             360
Property and equipment, less accumulated
  depreciation                                                    1,128           1,130
Intangible assets                                                    80              81
Other assets                                                        167             140
                                                                -------         -------

    Total assets                                                $64,844         $63,367
                                                                =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                                               $49,618         $47,945
Advances from FHLB                                                3,954           3,986
Advances from borrowers for taxes
  and insurance                                                      68             305
Income taxes payable - current                                       31              11
Deferred income taxes                                               387             340
Other liabilities                                                   353             375
                                                                -------         -------
  Total liabilities                                              54,411          52,962
                                                                -------         -------

Commitments and contingencies                                      --              --

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                          --              --
Common stock, $.01 par value;  8,000,000 shares
  authorized, 886,314 issued and 615,739 outstanding
  at December 31 and 616,839 at September 30                          9                9
Paid-in capital                                                   8,554           8, 514

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

                                                             (Unaudited)
                                                            DECEMBER 30,   SEPTEMBER 30,
                                                                1998            1998
                                                            -------------  --------------
                                                               (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------------

Retained earnings - substantially restricted                       6,620           6,648
Treasury Stock - at cost; 270,575 shares at December 31,
  and 269,475 at September 30, 1998                               (4,175)         (4,160)
Unearned compensation                                               (601)           (637)

Accumulated other comprehensive income                                26              31
                                                                 -------         -------
  Total stockholders' equity                                      10,433          10,405
                                                                 -------         -------

    Total liabilities and stockholders' equity                   $64,844         $63,367
                                                                 =======         =======




          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
   -------------------------------------------------------------------------

                                     (Unaudited)
                             QUARTER ENDED DECEMBER 31,
                                    1998    1997
                                   ------  ------
                                (Dollars in thousands)
Interest Income:
  Loans receivable                 $  715  $  643
  Investment securities               152     208
  Mortgage-backed and
    related securities                 62      82
  Other interest-earning assets       124      70
                                   ------  ------
       Total interest income        1,053   1,003
                                   ------  ------

Interest Expense:
  Customer deposits                   534     496
  Borrowed funds                       58      24
                                   ------  ------
      Total interest expense          592     520
                                   ------  ------
  Net interest income                 461     483

Provision for loan losses               3       5
                                   ------  ------

  Net interest income after
    provision for loan losses         458     478
                                   ------  ------

Noninterest Income:
  Gain on sale of loans                17      --
  Banking service charges
    and fees                           48      39
  Loan late charges                     2       2
  Mortgage banking fees                53      46
  Other                                 3      --
                                   ------  ------

    Total noninterest income          123      87
                                   ------  ------

Noninterest Expense:
  Compensation and
    employee benefits                 234     221
  Occupancy and equipment              48      43
  Deposit insurance premium             7       7
  Data processing                      29      24
  Printing, postage, stationery
    and supplies                       26      20
  Professional fees                    12      19
  Other                                75      79
                                   ------  ------
    Total noninterest expense         431     413
                                   ------  ------

    Income before taxes               150     152

Income Taxes                           45      58
                                   ------  ------

Net income                         $  105  $   94
                                   ======  ======


          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
         -------------------------------------------------------------

                                          (Unaudited)
                                    QUARTER ENDED DECEMBER 31,
                                        1998       1997
                                       ------     ------
                                      (Dollars in thousands)

Basic earnings per share               $  .18     $  .14
                                       ======     ======


Diluted earnings per share             $  .18     $  .14
                                       ======     ======

Dividends per share                    $  .16     $ .125
                                       ======     ======


          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME
     ---------------------------------------------------------------------
                                                    (Unaudited)


                                             QUARTER ENDED DECEMBER 31,
                                                  1998        1997
                                                  ----        ----
                                               (Dollars in thousands)
Net income                                        $105         $ 94

Other comprehensive Income:
  Unrealized gains on investment securities
   available-for-sale, net of tax of $15 in 1998
   and $18 in 1997                                  26           31
                                                  ----         ----

Comprehensive income                              $131         $125
                                                  ====         ====



         See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           --------------------------------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                       (Unaudited)
                                                               1998       1997
                                                             --------  -----------
                                                             (Dollars in thousands)

Cash flows from operating activities:
  Net income                                                  $   105     $  94
  Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation                                             20        21
Premiums and discounts on mortgage-backed
      Securities and investment securities                        (25)      (37)
      Origination of loans held for sale                       (1,456)       --
      Proceeds from sale of loans held for sale                 1,060        --
      Loss on loans, net of recoveries                              3         5
      Release of ESOP shares                                       22        32
      Vesting of MRDP shares                                       19        19
      Gain on call of investments                                  --       (15)
      Gain on sale of loans                                       (17)       --
      Net change in operating accounts:
        Accrued interest receivable                               (30)       62
        Other assets                                              (25)       13
        Other liabilities                                         (43)      (44)
        Income taxes payable - deferred                            47       (14)
        Income taxes payable - current                             20        46
                                                              -------   -------
          Net cash from (used in)operating activities            (300)      182
                                                              -------   -------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity           (3,115)       --
  Proceeds from maturity of investment securities
    held-to-maturity                                            2,535     4,000
  Net change in certificates of deposit                            99      (396)
  Net change in loans receivable                                 (648)   (1,614)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                283       312
  Purchase of mortgage-backed securities held-to-maturity        (555)       --
  Purchases of property and equipment                             (18)      (34)
                                                              -------   -------
      Net cash from (used in) investing activities            $(1,419)  $ 2,268
                                                              -------   -------

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
    ----------------------------------------------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                        (Unaudited)
                                                       1998      1997
                                                     -------    ------
                                                  (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit            $ 1,673   $   683
  Net decrease in mortgage escrow funds                 (237)     (254)
  Repayment of cash advances from FHLB                   (32)   (2,000)
  Purchase of treasury stock                             (14)     (481)
  Cash dividends paid                                    (77)      (89)
                                                     -------    ------
     Net cash from (used in) financing activities      1,313    (2,141)
                                                     -------    ------

Net increase(decrease) in cash and
  cash equivalents                                      (406)      309

Cash and cash equivalents -
  beginning of period                                 10,383     5,521
                                                     -------    ------
Cash and cash equivalents -
  end of period                                      $ 9,977   $ 5,830
                                                     =======    ======

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of December 31, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1998 interim financial statements. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The September 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   1998                                   1997
                                               ------------                           ------------
                                    Income        Shares      Per-Share    Income        Shares      Per-Share
                                  (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                  ----------   ------------   ---------  ----------   ------------   ---------
Basic EPS:
Income available to
 Common Stockholders                $105,000        571,022        $.18     $94,000        653,304        $.14
                                                              =========                              =========

Effect of dilutive securities:
Stock option                              --            768                      --         18,860
                                  ----------   ------------              ----------   ------------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                           $105,000        571,790        $.18     $94,000        672,164        $.14
                                  ==========   ============   =========  ==========   ============   =========

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $22,022 and $32,092 for the three months ended December 31, 1998 and 1997 respectively.

A summary of ESOP shares at December 31, 1998 is as follows:


Shares allocated                     22,700

Shares committed for release          1,713

Unreleased shares                    44,103
                                   --------

    Total                            68,516
                                   ========

Fair value of unreleased shares    $562,313

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 34,258 shares of the Company's common stock, of which currently there are 28,865 shares awarded to employees at a cost of $383,370. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $18,519 for both the three months ended December 31, 1998 and 1997.

Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At February 5, 1999, 1,000 shares have been exercised at the exercise price of $12.9375 per share.

                     N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE E - Stock Repurchase Program
---------------------------------

The Company completed its fourth stock repurchase program of the Corporation's outstanding stock. At February 10, 1999, 270,575 shares have been repurchased at a cost of $4,174,612.

NOTE F - Business Acquisition
-----------------------------

During 1997, the Association formed a new subsidiary, Crawford Acquisition Company for the sole purpose of acquiring Crawford Mortgage and Financial Services, Inc. On August 26, 1997, Crawford Acquisition Company acquired all of the capital stock of Crawford Mortgage and Financial Services, Inc. and became Crawford Mortgage, Inc. Crawford Mortgage, Inc. is engaged in originating mortgage loans primarily in Missouri. The results of operations of Crawford Mortgage, Inc. are included in the consolidated financial statements.

NOTE F - New Accounting Pronouncements
--------------------------------------

The Company adopted SFAS 130, "Reporting Comprehensive Income," during the quarter ending December 31, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

              N S & L BANCORP,  INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1998, as well as certain changes in results of operations during the three month periods ended December 31, 1998 and 1997.

     The following should be read in conjunction with the Company's 10-KSB for the year ended September 30, 1998, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

     Cash and cash equivalents decreased $406,000 during the three months ended December 31, 1998. The decrease resulted from the use of cash for the purchase of investment securities, the funding of loans, mortgage-backed securities, and the payment of taxes from borrowers deposits. Securities held to maturity increased by $598,000 to $10 million from 9.4 million. Net loans increased $1.1 million during the three month period to $38.6 million as of December 31, 1998 from $37.5 million at September 30, 1998. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans. Mortgage-backed securities increased $279,000 to $3.4 million from $3.1 million at September 30, 1998. Advances from borrowers for taxes and insurance decreased $237,000 as a result of the payment of property taxes in December 1998. These uses of cash were partially offset by an increase in customer deposits of $1.7 million and the maturity of $99,000 in certificates of deposits.

     Nonperforming assets were $22,000 or .03% of total assets at December 31, 1998, compared to $21,000, or .03% of total assets at September 30, 1998. There were $20,000 in nonaccrual loans at December 31, 1998 and $21,000 at September 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 30, 1997
-----------------

     NET INCOME. Net income was $105,000 for the quarter ended December 31, 1998 compared to $94,000 for the quarter ended December 31, 1997. Net interest income after provision for loan losses was $458,000 for the first quarter of this year compared to $478,000 last year. Noninterest income increased $36,000 and noninterest expense increased $18,000. Income tax expense decreased $13,000.

     NET INTEREST INCOME. Net interest income of $461,000 for the quarter ended December 31, 1998 decreased from $483,000 for the quarter ended December 31, 1997. Interest income increased $50,000 while interest expense increased $72,000.

     INTEREST INCOME. Interest income increased by $50,000 or 4.8% to $1.05 million for the quarter ended December 31, 1998 from $1.0 million for the quarter ended December 31, 1997. Interest income from loans receivable increased $72,000 to $715,000 for the quarter ended December 31, 1998 from $643,000 for the quarter ended December 31, 1997. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans.

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Interest income from investment securities decreased by $56,000 to $152,000 for the quarter ended December 31, 1998 from $208,000 for the quarter ended December 31, 1997. This decrease was due to a decrease in the balances in, and average rates of investment securities. Interest income from mortgage-backed securities decreased by $20,000 to $62,000 for the quarter ended December 31, 1998 from $82,000 for the quarter ended December 31, 1997. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets increased by $54,000 to $124,000 for the quarter ended December 31, 1998 from $70,000 for the quarter ended December 31, 1997. This increase was primarily due to an increase in the interest paid on larger average balances of cash invested at Federal Home Loan Bank of Des Moines.

     INTEREST EXPENSE. Interest expense of $592,000 for the quarter ended December 31, 1998 increased $72,000, or 13.8%, from $520,000 for the quarter ended December 31, 1997. The interest expense increase is attributable to an increase of $38,000 on customer deposit expense and an increase of $34,000 on borrowed funds as the average balances of customer deposits and borrowed funds both increased.

     PROVISION FOR LOAN LOSSES. Loan loss provision were $3,000 for the quarter ended December 31, 1998 compared to $5,000 for the quarter ended December 31, 1997. Actual loan losses net of recoveries were zero for both quarters.

     NONINTEREST INCOME. Noninterest income of $123,000 for the quarter ended December 31, 1998 increased $36,000 from $87,000 for the quarter ended December 31, 1997. This increase was primarily due to the gain on the sale of loans by the Company of $17,000 during the period ending December 31, 1998 and no comparable sale in the comparative quarter. There was also an increase in mortgage banking fees of $7,000 from Crawford Mortgage and $9,000 from banking service charges and fees compared to the quarter ended December 31, 1997.

     NONINTEREST EXPENSE. Noninterest expense increased $18,000, or 4.4%, to $431,000 for the quarter ended December 31, 1998 from $413,000 for the quarter ended December 31, 1997. This increase was largely due to a $13,000 increase in compensation and employee benefits for the period ending December 31, 1998 due
to annual salary increases effective October 1, 1998.   Occupancy and equipment
increased $5,000 and printing, postage, stationery and supplies increased $6,000 compared to the quarter ended December 31, 1997. These increases were partially offset by a decrease of $7,000 in professional fees that had been higher in the comparable quarter when Crawford Mortgage acquisition expenses were incurred.

     NET INTEREST MARGIN. Net interest margin decreased to 2.92% for the three months ended December 31, 1998 compared to 3.43% for the three months ended December 31, 1997. Income from earning assets increased by $50,000, or 5.0%, between the two quarters and interest expense increased by $72,000, or 13.9%. The average earning asset base increased by $6.5 million, or 11.5%. The average interest-bearing liability base increased by $6.7 million, or 14.8%.

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

     The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1997 and 1998, Neosho Savings and Loan began using cash advances from Federal Home Loan Bank of Des Moines to supplement its funds to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1998, Neosho Savings & Loan had FHLB advances of $3.9 million that were used to offset fixed rate mortgage loans and had approved loan commitments totaling $192,000 and undisbursed loans in process of $498,000.

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

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.7% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased as has the balances of cash advances. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases and rates on adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have increased in the past quarter as a result of some special rate offerings and some influx from other institutions, they are expected to remain stable in the future.

     At December 31, 1998, certificates of deposit amounted to $31.7 million, or 62.8% of Neosho Savings and Loan's total deposits, including $24.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. Neosho Savings and Loan's liquidity ratio was 38.15% at December 31, 1998. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity.
The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at December 31, 1998.

                                              Percent of Adjusted
                                   Amount        Total Assets
                                   ------     -------------------
                                           (Unaudited)
                                     (Dollars in thousands)

Tangible capital                   $8,592            14.98%
Tangible capital requirement          860             1.50
                                   ------            -----
Excess                             $7,732            13.48%
                                   ======            =====

Core capital                       $8,592            14.98%
Core capital requirement            2,568             4.00
                                   ------            -----
Excess                             $6,024            10.98%
                                   ======            =====

Risk-based capital                 $8,646            34.78%
Risk-based capital requirement      2,323             8.00
                                   ------            -----
Excess                             $6,323            26.78%
                                   ======            =====


               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

YEAR 2000 ISSUE
---------------

The Company has researched the "Year 2000" problem and developed a plan to identify and correct any potential problems that may affect operations in addition to developing a business resumption plan in the event unexpected major problems develop at the change to the year 2000.

The Company's primary mission critical system is its data center, FISERV of Des Moines, Iowa. FISERV has upgraded their systems for Y2K and proxy testing of those systems has been completed. Results of the proxy testing have been received and are being examined by appropriate Company personnel. Some problems were noted in the proxy testing and have been corrected. During the first or second quarter of 1999, the Company will be testing connectivity with FISERV. Total costs for proxy & connectivity testing are estimated to be $6,600. payable over a twenty month period that began in August 1998. The Company has paid $1,500. at December 31, 1998 toward that testing.

A review of loans by appropriate internal personnel determined there are no major multi-family or commercial borrowers on the Company books. The Company primarily makes loans for 1-4 family residences which diversifies the borrowers and makes it less likely that a Y2K problem will affect repayments to the Company's loan portfolio. It is management's decision that an outside analysis of the Company's Year 2000 exposure is unnecessary since all data processing is done by an external vendor and there are no major risk factors in the loan repayment area.

The ISC on-line teller system has been adapted for Y2K by a software supplier in Washington State at a cost of $2,240. The Company also has PC Teller on-line stations at both the main and branch locations and more stations are currently being added. A conversion date of March 16 and 17, 1999 has been scheduled to convert the teller line to the PC Teller system. PC Teller is being certified Y2K through testing by FISERV. In addition, all personal computers have been upgraded with pentium processors and tested for compliance with Y2K. If some of the personal computers should fail in the year 2000 despite the Y2K certification, management feels a portion of these computers would probably work and would be utilized. If all else fails it would be necessary to operate manually until such time as corrections could be made.

The safe deposit box software program that was not Y2K compliant has been replaced at a cost of $1,500. Other noncritical, internal software programs such as Windows 95 and 98 are being patched and upgraded as needed.

All ATM cards have a maturity date of December 1999 and will be replaced in a mass reissue planned for the first quarter of 1999. The replacement cards have been ordered and are on hand. Total cost of this project, including postage, is expected to be less than $2,000 of which $650 has been spent.

The Company's three ATMs have had minor upgrades of software, which make them Y2K compliant. The expense for these upgrades was $1,400.

Contingency plans include the possible use of another data center or an in-house system in the event the current data processor (FISERV) system fails. Two data centers and two sources for "in-house" systems have been located as a part of our contingency plan. In addition, as part of

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


the business resumption plan under development, we are ordering paper copies of all accounts at the end of 1999 to enable us to perform manual calculations until a switch can be made to another processor or FISERV can resume processing.

Contacts have been made with third party vendors, such as the electric company, and no Y2K problems have been noted. Expenditures incurred toward Y2K compliance have been $8,000 to date and $6,000 in additional expenditures are scheduled to be completed within the next six months. The Company has spent $12,700 in upgrading to PC Teller and does plan additional expenditures of approximately $20,500 in the purchase and installation of new computers in the upgrade to the PC Teller system which is not required as part of the Y2K update process.

Although there are no known problems that are material to the Company's business, operations or financial conditions, in the event that FISERV's system fails in the switch to the Year 2000 and the Company is not able to change to an alternative data center or "in-house" system in a timely manner, Year 2000 problems could interrupt the operations of the Company and have a significant adverse effect on the Company's financial condition and results of operations.

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5, OTHER INFORMATION

None.

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

Reports on Form 8-K:  None.

Exhibits

   27  --  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                N S & L Bancorp, Inc.


Date  February 10, 1999         By: /s/ C. R. 'Rick' Butler
      ------------------            --------------------------------------
                                    C. R. 'Rick' Butler
                                    President
                                    CEO


                                By: /s/ Carol Guest
                                    --------------------------------------
                                    Carol Guest
                                    Treasurer