Form 10QSB
period 1999-03-31
NS&L BANCORP INC
filed 1999-05-14
CIK 939929

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                          __________________________

                                  FORM 10-QSB
                             _____________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending      March 31, 1999
                                -------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to_______________

Commission File Number                0-25814
                      -----------------------------------------

                             N S & L Bancorp, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)

     Missouri                                           43-1709446
-----------------------------------                -------------------
(State or other jurisdiction of I.R.S.             (I.R.S. Employer
Employer Incorporation or organization)            Identification No.)

   P.O. Box 369, Neosho, MO                             64850
----------------------------------------           --------------
(Address of principal executive offices)             (Zip Code)

      (417) 451-0429
--------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No_______
                               -------



AS OF MAY 11, 1999, THERE WERE 741,866 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                                MARCH 31, 1999

INDEX                                                                PAGE
-----                                                                ----
PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)            1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                         3-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)             5

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                     6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)               8-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        11-17



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             18

ITEM 2.  CHANGES IN SECURITIES                                         18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                       18

ITEM 5.  OTHER INFORMATION                                             18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19


SIGNATURES

                      N S &L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 (Unaudited)
                                                            MARCH 31,   SEPTEMBER 30,
                                                              1999          1998
                                                           -----------  -------------
                                                             (Dollars in thousands)
               ASSETS
               ------

Cash and cash equivalents, including
  interest-bearing accounts of $7,515 at                      $ 8,195         $10,383
  March 31 and $9,698 at September 30
Certificates of deposit                                           575             674
Investment securities available-for-sale, at fair value           188             204
Investment securities held-to-maturity
  (estimated market value of $15,295 at March 31
  and $9,702 at September 30)                                  15,242           9,401
Investment in Federal Home Loan Bank stock, at cost               365             365
Mortgage-backed securities held-to-maturity
  (estimated market value of $2,949 at March 31
  and $3,206  at September 30.)                                 2,900           3,122
Loans held for sale                                               525              86
Loans receivable, net (reserves for loan losses of $53
  at March 31 and $52 at September 30)                         37,988          37,421
Accrued interest receivable                                       372             360
Property and equipment, less accumulated
  depreciation                                                  1,143           1,130
Intangible assets                                                  79              81
Other assets                                                      213             140
                                                              -------         -------

    Total assets                                              $67,785         $63,367
                                                              =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                                             $52,377         $47,945
Advances from FHLB                                              3,922           3,986
Advances from borrowers for taxes
  and insurance                                                   184             305
Income taxes payable - current                                     42              11
Deferred income taxes                                             380             340
Other liabilities                                                 387             375
                                                              -------         -------
  Total liabilities                                            57,292          52,962
                                                              -------         -------

Commitments and contingencies                                      --              --

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued                                            --              --
Common stock, $.01 par value;  8,000,000 shares
  authorized, 1,012,441 issued and 741,866 outstanding
  at March 31 and 886,314 issued and 616,839
   outstanding at September 30                                     10               9
Paid-in capital                                                10,397           8,514

          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

                                                                (Unaudited)
                                                          MARCH 31,   SEPTEMBER 30,
                                                            1999           1998
                                                         -----------  --------------
                                                           (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------

Retained earnings - substantially restricted                  4,838           6,648
Treasury Stock - at cost; 270,575 shares at March 31,
  1999 and 269,475 at September 30, 1998                     (4,175)         (4,160)
Unearned compensation                                          (598)           (637)

Accumulated other comprehensive income                           21              31
                                                            -------         -------
  Total stockholders' equity                                 10,493          10,405
                                                            -------         -------

    Total liabilities and stockholders' equity              $67,785         $63,367
                                                            =======         =======

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                         -----------------------------



                                                            (Unaudited)                     (Unaudited)
                                                      QUARTER ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                       1999            1998            1999            1998
                                                      ------          ------          ------          ------
                                                      (Dollars in thousands)          (Dollars in thousands)
Interest Income:
  Loans receivable                                    $  725           $ 667          $1,440          $1,310
  Investment securities                                  196             156             348             364
  Mortgage-backed and
    related securities                                    61              78             123             160
  Other interest-earning assets                           89              83             213             153
                                                      ------          ------          ------          ------
      Total interest income                            1,071             984           2,124           1,987
                                                      ------          ------          ------          ------

Interest Expense:
  Customer deposits                                      521             503           1,055             999
  Borrowed funds                                          54              15             112              39
                                                      ------          ------          ------          ------
      Total interest expense                             575             518           1,167           1,038
                                                      ------           -----          ------          ------

  Net interest income                                    496             466             957             949
Provision for loan losses                                 (1)              1               2               6
                                                      ------           -----          ------          ------

  Net interest income after
    provision for loan losses                            497             465             955             943
                                                      ------           -----          ------          ------

Noninterest Income:
  Gain on sale of loans                                   16              --              33              --
  Banking service charges
    and fees                                              47              37              95              76
  Loan late charges                                        3               2               5               4
  Mortgage banking fees                                   28              63              81             109
  Other                                                    4               1               7               1
                                                      ------           -----          ------          ------

    Total noninterest
     income                                               98             103             221             190
                                                      ------           -----          ------          ------

Noninterest Expense:
  Compensation and
    employee benefits                                    239             230             473             451
  Occupancy and equipment                                 51              51              99              94
  Deposit insurance premium                                7               7              14              14
  Data processing                                         32              26              61              50
  Printing, postage,
   stationery
    and supplies                                          11              14              37              34
  Professional fees                                       23              15              35              34
  Other                                                   44              57             119             136
                                                      ------           -----          ------          ------
    Total noninterest expense                            407             400             838             813
                                                      ------           -----          ------          ------

    Income before taxes                                  188             168             338             320

Income Taxes                                              63              62             108             120
                                                      ------           -----          ------          ------

Net income                                            $  125           $ 106          $  230          $  200
                                                      ======           =====          ======          ======

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                         -----------------------------

                                                            (Unaudited)                     (Unaudited)
                                                      QUARTER ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                       1999            1998            1999            1998
                                                      ------          ------          ------          ------
                                                      (Dollars in thousands)          (Dollars in thousands)
Basic earnings per share                              $  .18           $ .14          $  .34          $  .26
                                                      ======           =====          ======          ======

Diluted earnings per share                            $  .18           $ .14          $  .33          $  .25
                                                      ======           =====          ======          ======

Dividends per share                                   $  .16           $.125          $  .32          $  .25
                                                      ======           =====          ======          ======

          See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          ___________________________

                                      (Unaudited)                       (Unaudited)
                                QUARTER ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                   1999        1998                 1999          1998
                                ---------    ----------         ----------     ---------
                                  (Dollars in thousands)          (Dollars in thousands)
Net income                           125         106                 230         200

Other comprehensive Income:
  Unrealized gains on investment
  securities available-for-sale,
  net of tax                          (5)          4                 (10)         13
                                    ----       -----               -----      ------

Comprehensive income                $120       $ 110               $ 220      $  213
                                    ====       =====               =====      ======


         See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                   SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                 (Unaudited)
                                                               1999       1998
                                                          ----------    ----------
                                                          (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                 $  230      $   200
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                 44          45
     Amortization                                                  2           2
     Premiums and discounts on mortgage-backed
      securities and investment securities                      (50)         (47)
     Origination of loans held for sale                      (3,071)          --
     Proceeds from sale of loans held for sale                2,666           --
     Loss on loans, net of recoveries                             2            6
     Release of ESOP shares                                      41           63
     Vesting of MRDP shares                                      38           37
     Gain on call of investments                                 --          (15)
     Gain on sale of loans                                      (34)          --
     Net change in operating accounts:
      Accrued interest receivable                               (12)         139
      Other assets                                              (73)         (50)
      Other liabilities                                          (7)         (12)
      Income taxes payable - deferred                            46          (43)
      Income taxes payable - current                             31            2
                                                            --------     --------
          Net cash from (used in) operating activities         (147)         327
                                                            -------      --------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity         (9,339)      (3,495)
  Proceeds from maturity of investment securities
    held-to-maturity                                          3,534        6,925
  Net change in certificates of deposit                          99         (396)
  Net change in loans receivable                               (569)      (2,460)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity              791          582
  Purchase of mortgage-backed securities held-to-maturity      (555)          --
  Purchases of property and equipment                           (57)         (47)
                                                            -------      -------
      Net cash from (used in) investing activities          $(6,096)     $ 1,109
                                                            -------      -------


         See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  -------------------------------------------

                   SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      (Unaudited)
                                                   1999          1998
                                               -----------    ------------
                                                  (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit        $ 4,432        $  3,875
  Net decrease in mortgage escrow funds             (121)           (160)
  Repayment of cash advances from FHLB               (64)         (2,000)
  Purchase of treasury stock                         (15)           (481)
  Cash dividends paid                               (177)           (175)
                                                 --------       ---------
     Net cash from financing activities            4,055           1,059
                                                 --------       ---------

Net increase (decrease) in cash and
  cash equivalents                                (2,188)          2,495

Cash and cash equivalents -
  beginning of period                             10,383           5,521
                                                 --------       ---------
Cash and cash equivalents -
  end of period                                  $ 8,195        $  8,016
                                                 ========       =========

         See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of March 31, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999 interim financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The September 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1999                                1998
                                                                      ----                                ----
                                                       Income        Shares      Per-Share    Income        Shares      Per-Share
                                                     (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                                     -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS:
Income available to
 Common Stockholders                                   $125,000        688,151        $.18    $106,000        762,934        $.14
                                                                                      ====                                   ====

Effect of dilutive securities:
Stock option                                                 --          6,833                      --         19,716
                                                       --------        -------                --------        -------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                                              $125,000        694,984        $.18    $106,000        782,650        $.14
                                                       ========        =======        ====    ========        =======        ====

                                                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                                                      1999                                1998
                                                                      ----                                ----
                                                       Income        Shares      Per-Share    Income        Shares      Per-Share
                                                     (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                                     -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS:
Income available to
 Common Stockholders                                   $230,000        687,429        $.34    $200,000        773,387        $.26
                                                                                      ====                                   ====

Effect of dilutive securities:
Stock option                                                 --          4,172                      --         21,085
                                                       --------        -------                --------        -------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                                              $230,000        691,601        $.33    $200,000        794,472        $.25
                                                       ========        =======        ====    ========        =======        ====

                     N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association (Neosho Savings & Loan Association, F.A.) established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). An additional 13,665 shares were issued with the 20% stock dividend declared March 24, 1999 resulting in a total of 82,181 ESOP shares.
The ESOP loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately six years.

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $19,261 and $30,473 for the three months ended March 31, 1999 and 1998 and $41,283 and $62,565 for the six months ended March 31, 1999 and 1998 respectively.

A summary of ESOP shares at March 31, 1999 is as follows:

Shares allocated                                          27,240

Shares committed for release                               4,111

Unreleased shares                                         50,830
                                                        --------

    Total                                                 82,181
                                                        ========

Fair value of unreleased shares                         $688,340

                     N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,535 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $19,643 and $18,518 for the three months ended March 31, 1999 and 1998 and $38,162 and $37,037 for the six months ended March 31, 1999 and 1998 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 85,645 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At May 11, 1999, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

The Company completed its fourth stock repurchase program of the Corporation's outstanding stock. At May 11, 1999, 270,575 shares have been repurchased at a cost of $4,174,612.

NOTE F - New Accounting Pronouncements
--------------------------------------

The Company adopted SFAS 130, "Reporting Comprehensive Income," during the quarter ending December 31, 1998. Accounting Principles generally require that recognized revenue, expenses gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

NOTE G - Stock Dividend
-----------------------

On March 24, 1999, the Company declared a 20% stock dividend on all outstanding shares of record as of April 15, 1999. A total of 123,627 shares were issued and cash in lieu of stock was issued for all partial shares. The total number of outstanding shares after the stock dividend was 741,866. All per share amounts and average shares outstanding have been restated to reflect the aforementioned stock dividend.

              N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1998, as well as certain changes in results of operations during the three and six month periods ended March 31, 1999 and 1998.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets increased $4.4 million from September 30, 1998. Cash and cash equivalents decreased $2.2 million during the six months ended March 31, 1999. The decrease resulted from the purchase of $5.8 million in investment securities and an increase of $1.0 million in loans. These uses of cash were partially offset by an increase in customer deposits of $4.4 million, primarily as a result of some special rate offerings and a short term deposit of $2 million. The increase in investments was to obtain higher rate of returns for available cash on hand. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

     Nonperforming assets were $73,000 or .1% of total assets at March 31, 1999, compared to $21,000, or .03% of total assets at September 30, 1998. There were no nonaccrual loans at March 31, 1999 and $21,000 at September 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED
------------------------------------------------------------------------------
MARCH 31, 1998
--------------

     NET INCOME. Net income was $125,000 for the quarter ended March 31, 1999 compared to $106,000 for the quarter ended March 31, 1998. Net interest income after provision for loan losses was $497,000 at March 31, 1999 compared to $465,000 at March 31, 1998. Noninterest income increased $26,000 and noninterest expense increased $38,000. Income tax expense increased $1,000.

     NET INTEREST INCOME. Net interest income of $496,000 for the quarter ended March 31, 1999 increased from $466,000 for the quarter ended March 31, 1998. Interest income increased $87,000 while interest expense increased $57,000.

     INTEREST INCOME. Interest income increased by $87,000 or 8.8% to $1.07 million for the quarter ended March 31, 1999 from $984,000 for the quarter ended March 31, 1998. Interest income from loans receivable increased $58,000 to $725,000 for the quarter ended March 31, 1999 from $667,000 for the quarter ended March 31, 1998. The increase was primarily attributable to the increase in average loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans.

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Interest income from investment securities increased by $40,000 to $196,000 for the quarter ended March 31, 1999 from $156,000 for the quarter ended March 31, 1998. This increase was due to an increase in the balances in investment securities. Interest income from mortgage-backed securities decreased by $17,000 to $61,000 for the quarter ended March 31, 1999 from $78,000 for the quarter ended March 31, 1998. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets increased by $6,000 to $89,000 for the quarter ended March 31, 1999 from $83,000 for the quarter ended March 31, 1998. This increase was primarily due to an increase in the interest paid on larger average balances of cash invested at Federal Home Loan Bank of Des Moines.

     INTEREST EXPENSE. Interest expense of $575,000 for the quarter ended March 31, 1999 increased $57,000, or 11%, from $518,000 for the quarter ended March 31, 1998. The increase is attributable to an increase in the average balances of customer deposits and some special rate offerings but primarily from expense from a larger average balance in borrowed funds.

     PROVISION FOR LOAN LOSSES. Loan loss provision decreased by 2,000 for the quarter ending March 31, 1999 and actual loan losses net of recoveries were zero for both quarters.

     NONINTEREST INCOME. Noninterest income of $98,000 for the quarter ended March 31, 1999 decreased $5,000 from $103,000 for the quarter ended March 31, 1998. This decrease was primarily due to a decrease in mortgage banking fees of $35,000 and was partially offset by a $16,000 gain on the sale of loans as some loans were funded by the parent Company and then sold and no loan sales in the comparative quarter. In addition an increase in banking service charges and fees of $10,000. resulted from growth of the deposit accounts in the quarter ending March 31, 1999 compared to the quarter ending March 31, 1998.

     NONINTEREST EXPENSE. Noninterest expense increased $7,000, or 1.8%, to $407,000 for the quarter ended March 31, 1999 from $400,000 for the quarter ended March 31, 1998. This increase was due to an increase of $9,000 increase in compensation and employee benefits, $8,000 in professional fees, and $6,000 in data processing and was partially offset by a $13,000 decrease in other operating expense for the period ending March 31, 1999.

     NET INTEREST MARGIN. Net interest margin increased to 3.58% for the three months ended March 31, 1999 compared to 3.01% for the three months ended March 31, 1998. Income from earning assets increased by $87,000, or 8.8%, between the two quarters and interest expense increased by $57,000, or 11%. The average earning asset base increased by $6.1 million, or 10.6%. The average interest-bearing liability base increased by $6.8 million, or 14.5%.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999 TO THE SIX MONTHS ENDED
-------------------------------------------------------------------------
MARCH 31, 1998
--------------

     NET INCOME. Net income increased $30,000 to $230,000 for the six months ended March 31, 1999 from $200,000 for the six months ended March 31, 1998. Net interest income after provision for loan losses increased by $12,000 to $955,000 for the six months ended March 31, 1999 from $943,000 for the six months ended March 31, 1998. Noninterest income

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

increased by $31,000, noninterest expense increased by $25,000 and income taxes decreased by $12,000.

     NET INTEREST INCOME. Net interest income of $957,000 for the six months ended March 31, 1999 increased $8,000 from net interest income of 949,000 for the six months ended March 31, 1998. Total interest income increased by $137,000 while interest expense increased by $129,000.

     INTEREST INCOME. Total interest income increased $137,000 to $2.12 million for the six months ended March 31, 1999 from $1.99 million for the six months ended March 31, 1998. The increase was comprised of increases in income from loans receivable and other interest earning assets. The interest income from loans increased by $130,000 to $1.44 million for the six months ended March 31, 1999 from $1.31 million for the six months ended March 31, 1998. This increase was primarily due to the increase in the average outstanding loan balances during the two periods. Income on other interest earning assets increased by $60,000 to $213,000 for the six months ended March 31, 1999 from $153,000 for the six months ended March 31, 1998. This increase was primarily due to the increase in the average balance of other interest earning assets invested at FHLB of Des Moines. The increases in interest income were offset by decreases in income from investment securities of $16,000 to $348,000 for the period ending March 31, 1999 from $364,000 for the period ending March 31, 1998.
Income from mortgage-backed securities decreased $37,000 to $123,000 at March 31, 1999 from $160,000 for the period ending March 31, 1998. The decreases in mortgage-backed and investment security income was a result of lower average balances in those investments.

     INTEREST EXPENSE. Total interest expense was $1.17 million for the six months ended March 31, 1999, a $129,000 increase from $1.04 million for the six months ended March 31, 1998. An increase in the average balances of customer deposits increased interest paid on deposits by $56,000 and an increase in interest on FHLB advances of $73,000 resulted from the average balance of FHLB advances increasing.

     PROVISION FOR LOAN LOSSES. Provision for loan losses decreased by $4,000 to $2,000 for the six months ended March 31, 1999 from $6,000 for the six months ended March 31, 1998. Actual loan losses, net of recoveries, were $1,000 for the six months ended March 31, 1999 and zero for the quarter ended March 31, 1998.

     NONINTEREST INCOME. Noninterest income of $221,000 for the six months ended March 31, 1999 increased by $31,000 from $190,000 for the six months ended March 31, 1998. This increase was primarily attributable to the gain on sale of loans originated by Crawford Mortgage of $33,000 for the six months ended March 31, 1999 and no loan sales for the comparable period. There was also an increase in banking service charges and fees of $19,000 and $6,000 in other income for the six months ended March 31, 1999. These increases were partially offset by a decrease in mortgage banking fees of $28,000 by the Company's subsidiary, Crawford Mortgage, as more loans were funded by the parent Company and then sold to enhance income.

     NONINTEREST EXPENSE. Noninterest expense increased by $25,000 to $838,000 for the six months ended March 31, 1999 from $813,000 for the six months ended March 31, 1998. Compensation and employee benefits increased by $22,000 as a result of annual salary increases

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

effective October 1, 1998. Data processing also increased by $11,000 and occupancy and equipment increased $5,000 while other expenses decreased $17,000 as a result of normal operations of the Company.

     NET INTEREST MARGIN. Net interest margin of 3.01% for the six months ended March 31, 1999 decreased .31% from 3.32% for the six months ended March 31, 1998. Income from earning assets increased by $137,000, or 6.9% between the two periods while interest expense increased by $129,000, or 12.4%. The average earning asset base increased by $6.3 million or 11.1%. The average interest-bearing liability base increased by $7 million or 15.2%.

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

     The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 1998 and 1997, Neosho Savings & Loan began using cash advances from Federal Home Loan Bank of Des Moines. At March 31, 1999, Neosho Savings & Loan had FHLB advances of $3.9 million that were used to offset fixes rate mortgage loans and had approved loan commitments totaling $1.8 million and undisbursed loans in process of $515,000.

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

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     At March 31, 1999, certificates of deposit amounted to $34.2 million, or 65.4% of Neosho Savings and Loan's total deposits, including $26.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

     The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. Neosho Savings and Loan's liquidity ratio was 41.21% at March 31, 1999. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity.
The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at March 31, 1999.

                                                               Percent of Adjusted
                                                   Amount        Total Assets
                                               -----------------------------------
                                                        (Unaudited)
                                                   (Dollars in thousands)
Tangible capital                                   $8,592                13.38
Minimum tangible capital requirement                  129                 1.50
                                                   ------
Excess                                             $8,463                11.88%
                                                   ======                =====


Core capital                                       $8,592                13.38%
Minimum core capital requirement                    2,568                 4.00
                                                   ------                -----
Excess                                             $6,024                 9.38%
                                                   ======                =====

Risk-based capital                                 $8,646                29.77%
Minimum risk-based capital requirement              2,323                 8.00
                                                   ------                -----
Excess                                             $6,323                21.77%
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

The Company's primary mission critical system is its data center, FISERV of Des Moines, Iowa. FISERV has upgraded their systems for Y2K and proxy testing of those systems has been completed. Results of the proxy testing have been received and have been examined by appropriate Company personnel. Some problems were noted in the proxy testing and have been corrected. On March 10, 1999, the Company tested connectivity with FISERV and on April 10 and 11, 1999 overnight reporting was completed with no noted problems. Total costs for proxy and connectivity testing are estimated to be $6,600. payable over a twenty month period that began in August 1998.

A review of loans by appropriate internal personnel determined the Company has no major multi-family or commercial borrowers. The Company primarily makes loans for 1-4 family residences which diversifies the borrowers and makes it less likely a Y2K problem will affect repayments to the Company's loan portfolio. It is management's decision that an outside analysis of the Company's Year 2000 exposure is unnecessary since all data processing is done by an external vendor and there are no major risk factors in the loan repayment area.

The Company has had PC Teller on-line stations at both the Main and Branch locations and the teller line was converted to PC Teller on March 16 and 17, 1999. PC Teller has been certified Y2K through testing by FISERV. In addition, all personal computers have been upgraded and tested for compliance with Y2K.
If some of the personal computers should fail in the year 2000 despite the Y2K certification, management feels a portion of these computers would probably work and be utilized. If necessary, personnel could operate in a manual mode until such time as corrections could be made.

A safe deposit box software program that was not Y2K and compliant has been replaced at a cost of $1,500. Other noncritical, internal software programs such as Windows 96 and 98 are being patched and upgraded as needed.

All ATM cards have a maturity date of December 1999 and will be replaced in a mass reissuance planned for the third quarter of 1999. The Company has been informed by SHAZAM, the ATM network provider, that replacement is not required and the 1999 cards will continue to work into the Year 2000 on the Cirrus and Plus networks. The replacement cards have been ordered and are on hand and the Company does plan to reissue. Total cost of this project, including postage, is expected to be less than $2,000 of which $650 has been spent. The Company's three ATMs have had minor upgrades of software, which make them Y2K compliant. The expense for these upgrades was $1,400.

Contingency plans include the possible use of another data center or an in-house system. in the event the current data processor (FISERV) system fails. Two data centers and two sources for "in-house" systems have been located as a part of our contingency plan. In addition, as part of the business resumption plan, we are ordering paper copies of all accounts at the end of 1999 to

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

enable us to perform manual calculations until a switch can be made to another processor or FISERV can resume processing

Contacts have been made with third party vendors, such as the electric company, and no Y2K problems have been noted. Although there are some expenditures necessary as previously listed and scheduled to be completed within the next three months, there are no known problems that are material to the Company's business, operations or financial conditions. In the event that FISERV operations fail in the century date change, backup operations include manual processing of data until a satisfactory alternative can be established.

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 13, 1999. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                              Vote For                        Vote Withheld
                             ----------                      ---------------

         Jon C. Genisio       584,670                            18,079
                              -------                            ------

         John D. Mills        548,695                            18,054
                              -------                            ------

         The terms of Directors C.R. Butler, Ralph J. Haas, George A. Henry and Robert J. Johnson continued after the meeting.

         Broker non-votes totaled   0
                                 -------

     2. The Appointment of Kirkpatrick, Phillips & Miller, CPAs, P.C. as auditors for the Company for the fiscal year ending September 30, 1999 was ratified by stockholders by the following vote:

         For   545,151;      Against  10,198      Abstain 11,400
               -------                ------              -------

         Broker non-votes totaled    0
                                  -------

ITEM 5, OTHER INFORMATION

None.

                     N S & L BANCORP, INC. AND SUBSIDIARY

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits
     Exhibit 27-Financial Data Schedule

B. Forms 8-K
     The Company filed a Form 8-K on March 25, 1999 disclosing the declaration of a 20% stock dividend.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  N S & L Bancorp, Inc.


Date  May 11, 1999                           By: /s/ C. R. Butler
      -------------                             -------------------------
                                                    C. R. 'Rick' Butler
                                                    President
                                                    CEO


                                                  By: /s/ Carol Guest
                                                     ---------------------
                                                     Carol Guest
                                                     Treasurer