Form 10QSB
period 1999-06-30
NS&L BANCORP INC
filed 1999-08-13
CIK 939929

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        -------------------------------

                                 FORM 10-QSB
                               ----------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     June 30, 1999
                                ---------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number           0-25814
                       ------------------------------

                              N S & L Bancorp, Inc.
                              ---------------------
            (Exact name of registrant as specified in its charter)

          Missouri                                        43-1709446
--------------------------------------              -----------------------
(State or other jurisdiction of I.R.S.                 (I.R.S. Employer
Employer Incorporation or organization)              Identification No.)

       P.O. Box 369, Neosho, MO                           64850
----------------------------------------            ------------------
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



AS OF AUGUST 5, 1999, THERE WERE 741,866 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                  N S & L BANCORP, INC. AND SUBSIDIARY
                              FORM 10-QSB
                             JUNE 30, 1999


INDEX                                                                 PAGE
-----                                                                 ----

PART I - FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)             1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                          3-4

CONSOLIDATED STATEMENTS OF COMPRESHENSIVE INCOME (unaudited)             5

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                      6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                8-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                   11-17


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             18

ITEM 2.  CHANGES IN SECURITIES                                         18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
               HOLDERS                                                 18

ITEM 5.  OTHER INFORMATION                                             18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              18


SIGNATURES



                                      N S & L BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 -------------------------------------------


                                                                                    (Unaudited)
                                                                          JUNE 30,              SEPTEMBER 30,
                                                                            1999                    1998
                                                                       --------------         -----------------
                                                                                 (Dollars in thousands)
             ASSETS
             ------


Cash and cash equivalents, including
  interest-bearing accounts of $2,760 at                               $       3,545           $     10,383
  June 30 and $9,698 at September 30
Certificates of deposit                                                           80                    674
Investment securities available-for-sale, at fair value                          195                    204
Investment securities held-to-maturity
  (estimated market value of $18,638 at June 30
  and $9,702 at September 30)                                                 18,960                  9,401
Investment in Federal Home Loan Bank stock, at cost                              365                    365
Mortgage-backed securities held-to-maturity
  (estimated market value of $2,701 at June 30
  and $3,206  at September 30)                                                 2,659                  3,122
Loans held for sale                                                              653                     86
Loans receivable, net (reserves for loan losses of $56
  at June 30 and $52 at September 30)                                         38,142                 37,421
Accrued interest receivable                                                      488                    360
Property and equipment, less accumulated
  depreciation                                                                 1,135                  1,130
Intangible assets                                                                 78                     81
Other assets                                                                     337                    140
                                                                        ------------           ------------
   Total assets                                                         $     66,637           $     63,367
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                                                       $     51,030           $     47,945
Advances from FHLB                                                             3,889                  3,986
Advances from borrowers for taxes
  and insurance                                                                  269                    305
Income taxes payable - current                                                    18                     11
Deferred income taxes                                                            431                    340
Other liabilities                                                                427                    375
                                                                        ------------           ------------
  Total liabilities                                                           56,064                 52,962
                                                                        ------------           ------------

Commitments and contingencies                                                     --                     --

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                                         --                     --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,012,441 issued and 741,866 outstanding
  at June 30 and 886,314 issued and 616,839
   outstanding at September 30                                                    10                      9
Paid-in capital                                                               10,400                  8,514


                    See accompanying notes to Consolidated Financial Statements.
                                                     1




                         N S & L BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
        --------------------------------------------------------------------
                                                                (Unaudited)
                                                         JUNE 30,         SEPTEMBER 30,
                                                           1999               1998
                                                 --------------------------------------
                                                          (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------

Retained earnings - substantially restricted                4,870             6,648
Treasury Stock - at cost; 270,575 shares at June 30,
  1999 and 269,475 at September 30, 1998                   (4,175)           (4,160)
Unearned compensation                                        (557)             (637)

Accumulated other comprehensive income                         25                31
                                                       ----------      ------------
  Total stockholders' equity                               10,573            10,405
                                                       ----------      ------------

    Total liabilities and stockholders' equity         $   66,637      $     63,367
                                                       ==========      ============























         See accompanying notes to Consolidated Financial Statements.
                                      2



                                   N S & L BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                       ------------------------------
                                              (unaudited)                             (unaudited)
                                         QUARTER ENDED JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                                         1999             1998                  1999                1998
                                         ----             ----                  ----                ----
                                         (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Interest Income:
  Loans receivable                  $         728      $         684       $        2,168      $         1,994
  Investment securities                       278                176                  626                  540
  Mortgage-backed and
     related securities                        52                 72                  175                  232
  Other interest-earning assets                65                101                  278                  254
                                    -------------      -------------       --------------       --------------
      Total interest income                 1,123              1,033                3,247                3,020
                                    -------------      -------------       --------------       --------------

Interest Expense:
  Customer deposits                           542                530                1,597                1,529
  Borrowed funds                               55                 17                  167                   56
                                    -------------      -------------       --------------       --------------
      Total interest expense                  597                547                1,764                1,585
                                    -------------      -------------       --------------       --------------

  Net interest income                         526                486                1,483                1,435

Provision for loan losse                        4                 --                    6                    6
                                    -------------      -------------       --------------       --------------
  Net interest income after
    provision for loan losses                 522                486                1,477                1,429
                                    -------------      -------------       --------------       --------------

Noninterest Income:
  Gain on sale of investment                   --                 18                   --                   18
  Gain on sale of loans                        23                 --                   56                   --
  Banking service charges
    and fees                                   53                 41                  148                  117
  Loan late charges                             2                  2                    7                    6
  Mortgage banking fees                        29                 59                  110                  168
  Other                                         3                  3                   10                    4
                                    -------------      -------------       --------------       --------------

    Total noninterest income                  110                123                  331                  313
                                    -------------      -------------       --------------       --------------

Noninterest Expense:
  Compensation and
    employee benefits                         240                231                  713                  682
  Occupancy and equipment                      49                 50                  148                  144
  Deposit insurance premium                     8                  7                   22                   21
  Data processing                              30                 25                   91                   75
  Printing, postage, stationery
    and supplies                               18                 11                   55                   45
  Professional fees                            11                  8                   46                   42
  Other                                        50                 45                  169                  181
                                    -------------      -------------       --------------       --------------
    Total noninterest expense                 406                377                1,244                1,190
                                    -------------      -------------       --------------       --------------

    Income before taxes                       226                232                  564                  552

Income Taxes                                   75                 85                  183                  205
                                    -------------      -------------       --------------       --------------

Net income                           $         15      $          14       $          381       $          347
                                    =============      =============       ==============       ==============




                    See accompanying notes to Consolidated Financial Statements.
                                                     3



 `                          N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                -------------------------------------------------------------

                                    (Unaudited)                       (Unaudited)
                                QUARTER ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                 1999            1998            1999           1998
                              -----------    ----------      -----------    -----------
                               (Dollars in thousands)         (Dollars in thousands)



Basic earnings per share     $       .22    $       .19     $      .55    $        .45
                              ===========    ===========     ==========    ============



Diluted earnings per share   $       .21    $       .19     $      .55    $        .44
                              ===========    ===========     ==========    ============



Dividends per share          $       .16    $      .125     $      .48    $       .375
                              ===========    ===========     ==========    ============
































                See accompanying notes to Consolidated Financial Statements.
                                           4


                                               N S & L BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          -----------------------------------------------
                                            (Unaudited)                                   (Unaudited)
                                       QUARTER ENDED JUNE 30,                      NINE MONTHS ENDED JUNE 30,
                                   1999                     1998                 1999                    1998
                              --------------          --------------         --------------         --------------
                                       (Dollars in thousands)                      (Dollars in thousands)

Net income                               151                     147                  381                    347
Unrealized gains(losses)
     on securities:
  Gains (losses) arising during
    period, net of tax                     4                      (9)                  (6)                     4
  Reclassification
    adjustment, net of tax                --                     (11)                  --                    (11)
                               --------------          --------------        -------------          -------------
  Other comprehensive
    income (loss)                          4                     (20)                  (6)                    (7)
                               --------------          --------------        -------------          -------------
Comprehensive income          $          155          $          127        $         375          $         340
                               ==============          ==============        =============          =============























                    See accompanying notes to Consolidated Financial Statements.
                                                        5





                                          N S & L BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             ---------------------------------
                                          NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                      (Unaudited)
                                                                             1998                    1999
                                                                           --------                --------
                                                                               (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                             $     381               $     347
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                68                      68
    Amortization                                                                 3                       3
      Premiums and discounts on mortgage-backed
        securities and investment securities                                   (73)                    (90)
    Origination of loans held for sale                                      (5,195)                     --
    Proceeds from sale of loans held for sale                                4,684                      --
      Loss on loans, net of recoveries                                           6                       6
      Release of ESOP shares                                                    65                      92
      Vesting of MRDP shares                                                    58                      56
    Gain on call of investments                                                 --                     (15)
    Gain on sale of investments                                                 --                     (18)
    Gain on sale of loans                                                      (56)                     --
      Net change in operating accounts:
        Accrued interest receivable                                           (128)                     79
        Other assets                                                          (197)                    (26)
        Other liabilities                                                       12                      20
        Income taxes payable - deferred                                          9                     (27)
        Income taxes payable - current                                           7                      --
                                                                         ----------              ----------
          Net cash from (used in)operating activities                         (271)                    495
                                                                         ----------              ----------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                       (13,838)                 (4,995)
  Proceeds from maturity of investment securities
    held-to-maturity                                                         4,334                   8,915
  Proceeds from sale of investment securities
    available-for-sale                                                          --                      44
  Net change in certificates of deposit                                        594                    (495)
  Net change in loans receivable                                              (727)                 (2,780)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                           1,036                   1,149
  Purchase of mortgage-backed securities held-to-maturity                     (555)                     --
  Purchases of property and equipment                                          (73)                    (51)
                                                                         ----------              ---------
      Net cash from (used in) investing activities                       $  (9,229)              $   1,787
                                                                         ----------              ---------


                    See accompanying notes to Consolidated Financial Statements.




                                      N S & L BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  ------------------------------------------
                                   NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                           (Unaudited)
                                                                  1999                      1998
                                                                  ----                      ----
                                                                      (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit                     $     3,085              $      4,195
  Net decrease in mortgage escrow funds                               (36)                     (100)
  Cash advances from FHLB                                              --                     1,000
  Repayment of cash advances from FHLB                                (97)                   (2,000)
  Purchase of treasury stock                                          (15)                     (481)
  Cash dividends paid                                                (275)                     (260)
                                                              -----------              ------------
     Net cash from financing activities                             2,662                     2,354
                                                              -----------              ------------


Net increase(decrease) in cash and
  cash equivalents                                                 (6,838)                    4,636

Cash and cash equivalents -
  beginning of period                                              10,383                     5,521
                                                              -----------              ------------
Cash and cash equivalents -
  end of period                                               $     3,545              $     10,157
                                                              ===========              ============












                    See accompanying notes to Consolidated Financial Statements.

                     N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of June 30, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1999 interim financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year. The September 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                   1999                                             1998
                                                   ----                                             -----
                                  Income           Shares        Per-Shares      Income             Shares        Per-Share

                               (Numerator)      (Denominator)      Amount      (Numerator)       (Denominator)     Amount
                               -----------      -------------      ------      -----------       -------------     ------

Basic EPS:
Income available to
 Common Stockholders             $151,000          691,703          $.22         $147,000          764,629          $.19
                                                                    ====                                            ====

Effect of dilutive securities:
Stock option                         --             15,488                           --             19,260
                                 --------          -------                       --------           ------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                        $151,000          797,191          $.21         $147,000          783,889          $.19
                                 ========          =======          ====         ========          =======          ====


                                   FOR THE NINE MONTHS ENDED JUNE 30,
                                                    1999                                           1998
                                                    ----                                           ----
                                  Income           Shares         Per-Share       Income          Shares         Per-Share

                               (Numerator)      (Denominator)     Amount         (Numerator)    (Denominator)     Amount
                               -----------      -------------     ------         -----------    ------------      ------

Basic EPS:
Income available to
 Common Stockholde               $381,000         688,8954          $.55         $347,000         770,467           $.45
                                                                    ====                                            ====

Effect of dilutive securities:
Stock option                           --            9,259                           --            20,524
                                 --------         --------                       --------         -------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                        $381,000          698,113          $.55         $347,000         790,991           $.44
                                 ========          =======          ====         ========         =======           ====


                  N S & L BANCORP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (CONTINUED)

NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association (Neosho Savings & Loan Association, F.A.) established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 68,516 shares (8% of the Common Stock issued in the Conversion). An additional 13,665 shares were issued with the 20% stock dividend declared March 24, 1999 resulting in a total of 82,181 ESOP shares. The ESOP loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately six years.

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $23,841 and $30,217 for the three months ended June 30, 1999 and 1998 and $65,124 and $92,782 for the nine months ended June 30, 1999 and 1998 respectively.

A summary of ESOP shares at June 30, 1999 is as follows:

Shares allocated                                    27,240

Shares committed for release                         6,167

Unreleased shares                                  48,774
                                                   ------

    Total                                          82,181
                                                   ======

Fair value of unreleased shares                  $627,965

                    N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,535 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,206 and $18,892 for the three months ended June 30, 1999 and 1998 and $58,368 and $55,929 for the nine months ended June 30, 1999 and 1998 respectively.

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

NOTE E - Stock Repurchase Program
---------------------------------

The Company completed its fourth stock repurchase program of the Company's outstanding stock. At August 5, 1999, 270,575 shares have been repurchased at a cost of $4,174,612.

NOTE F - New Accounting Pronouncements
--------------------------------------

The Company adopted SFAS 130, "Reporting Comprehensive Income," during the quarter ended December 31, 1998. Accounting Principles generally require that recognized revenue, expenses gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

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

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1998, as well as certain changes in results of operations during the three and nine month periods ended June 30, 1999 and 1998.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

      Total assets increased $3.3 million from September 30, 1998. Cash and cash equivalents decreased $6.8 million during the nine months ended June 30, 1999. The decrease resulted from the purchase of $9.6 million in investment securities and an increase of $1.3 million in loans. These uses of cash were partially offset by an increase in customer deposits of $3.1 million, primarily as a result of some special rate offerings, the maturity of $600,000 in certificates of deposit, and principal payments received of $500,000 on mortgage-backed securities. The increase in investments was to obtain higher rate of returns for available cash on hand. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

      Nonperforming assets were $99,000 or .15% of total assets at June 30, 1999, compared to $21,000, or .03% of total assets at September 30, 1998. There were $51,000 in nonaccrual loans at June 30, 1999 and $21,000 at September 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1998
-------------

      NET INCOME. Net income was $151,000 for the quarter ended June 30, 1999 compared to $147,000 for the quarter ended June 30, 1998. Net interest income after provision for loan losses was $522,000 for the quarter compared to $486,000 for the same quarter last year. Noninterest income decreased $13,000 and noninterest expense increased $29,000. Income tax expense decreased $10,000.

      NET INTEREST INCOME. Net interest income of $526,000 for the quarter ended June 30, 1999 increased from $486,000 for the quarter ended June 30, 1998. Interest income increased $90,000 while interest expense increased $50,000.

      INTEREST INCOME. Interest income increased by $90,000 or 8.7% to $1.12 million for the quarter ended June 30, 1999 from $1.03 million for the quarter ended June 30, 1998. Interest income from loans receivable increased $44,000 to $728,000 for the quarter ended June 30, 1999 from $684,000 for the quarter ended June 30, 1998. The increase was primarily attributable to the increase in the average balance of loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $102,000 to $278,000 for the quarter ended June 30, 1999 from $176,000 for the quarter ended June 30, 1998. This increase was due to an increase in the balances in investment securities. Interest income from mortgage-backed securities decreased by $20,000 to $52,000

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


for the quarter ended June 30, 1999 from $72,000 for the quarter ended June 30, 1998. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $36,000 to $65,000 for the quarter ended June 30, 1999 from $101,000 for the quarter ended June 30, 1998. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to purchase securities.

      INTEREST EXPENSE. Interest expense of $597,000 for the quarter ended June 30, 1999 increased $50,000, or 9.1%, from $547,000 for the quarter ended June 30, 1998. The increase is attributable to an increase in the average balances of customer deposits and some special rate offerings but primarily from expense from a larger average balance in borrowed funds.

      PROVISION FOR LOAN LOSSES. Loan loss provision increased by $4,000 for the quarter ending June 30, 1999 and actual loan losses net of recoveries were zero for both quarters.

      NONINTEREST INCOME. Noninterest income of $110,000 for the quarter ended June 30, 1999 decreased $13,000 from $123,000 for the quarter ended June 30, 1998. This decrease was primarily due to a decrease in mortgage banking fees of $30,000 and was partially offset by a $23,000 gain on the sale of loans as some loans were funded by the Company and then sold and there were no loan sales in the comparative quarter. There was also a gain on the sale of investments in the prior quarter and no comparable sale in the current quarter. In addition an increase in banking service charges and fees of $12,000 resulted from growth of deposit accounts in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

      NONINTEREST EXPENSE. Noninterest expense increased $29,000, or 7.7%, to $406,000 for the quarter ended June 30, 1999 from $377,000 for the quarter ended June 30, 1998. This increase was due to an increase of $9,000 in compensation and employee benefits, a $7,000 increase in printing, postage and supplies, $5,000 in other operating expenses, $5,000 in data processing, and $3,000 in professional fees.

      NET INTEREST MARGIN. Net interest margin was 2.99% for the three months ended June 30, 1999 compared to 3.23% for the three months ended June 30, 1998. Income from earning assets increased by $90,000, or 8.7%, between the two quarters and interest expense increased by $50,000, or 9.1%. The average earning asset base increased by $5.9 million, or 9.8%. The average interest-bearing liability base increased by $5.8 million, or 11.8%.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 TO THE NINE MONTHS ENDED
--------------------------------------------------------------------------
JUNE 30, 1998
-------------

      NET INCOME. Net income increased $34,000 to $381,000 for the nine months ended June 30, 1999 from $347,000 for the nine months ended June 30, 1998. Net interest income after provision for loan losses increased by $48,000 to $1.48 million for the nine months ended June 30, 1999 from $1.43 million for the nine months ended June 30, 1998. Noninterest income increased by $18,000, noninterest expense increased by $54,000 and income taxes decreased by $22,000.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


      NET INTEREST INCOME. Net interest income of $1.48 million for the nine months ended June 30, 1999 increased $48,000 from net interest income of $1.43 million for the nine months ended June 30, 1998. Total interest income increased by $227,000 while interest expense increased by $179,000.

      INTEREST INCOME. Total interest income increased $227,000 to $3.25 million for the nine months ended June 30, 1999 from $3.02 million for the nine months ended June 30, 1998. The increase was comprised of increases in income from loans receivable and other interest earning assets. The interest income from loans increased by $174,000 to $2.17 million for the nine months ended June 30, 1999 from $2.0 million for the nine months ended June 30, 1998. This increase was primarily due to the increase in the average outstanding loan balances during the two periods. Investment security income increased $86,000 to $626,000 for the nine months ended June 30, 1999 from $540,000 for the nine months ended June 30, 1998. Income on other interest earning assets increased by $24,000 to $278,000 for the nine months ended June 30, 1999 from $254,000 for the nine months ended June 30, 1998. This increase was primarily due to the increase in the average balance of other interest earning assets invested at FHLB of Des Moines. Income from mortgage-backed securities decreased $57,000 to $175,000 at June 30, 1999 from $232,000 for the period ending June 30, 1998. The decrease in mortgage-backed security income was a result of a lower average balance in those investments.

      INTEREST EXPENSE. Total interest expense was $1.76 million for the nine months ended June 30, 1999, a $179,000 increase from $1.58 million for the nine months ended June 30, 1998. An increase in the average balances of customer deposits increased interest paid on deposits by $68,000 and an increase in interest on FHLB advances of $111,000 resulted from the average balance of FHLB advances increasing.

      PROVISION FOR LOAN LOSSES. Provision for loan losses is unchanged for the nine months ended June 30, 1999 and the nine months ended June 30, 1998. Actual loan losses, net of recoveries, were $1,000 for the nine months ended June 30, 1999 and zero for the quarter ended June 30, 1998.

      NONINTEREST INCOME. Noninterest income of $331,000 for the nine months ended June 30, 1999 increased by $18,000 from $313,000 for the nine months ended June 30, 1998. This increase was primarily attributable to a $31,000 increase in banking service charges and fees, a $56,000 gain on sale of loans and a $6,000 increase in other noninterest income. The increases were partially offset by a $58,000 decrease in mortgage banking fees and an $18,000 gain on the sale of investments in the prior period with no sales in the current period.

      NONINTEREST EXPENSE. Noninterest expense increased by $54,000 to $1.24 million for the nine months ended June 30, 1999 from $1.19 million for the nine months ended June 30, 1998. Compensation and employee benefits increased by $31,000 as a result of annual salary increases effective October 1, 1998. Data processing also increased by $16,000, printing, postage and supplies increased $10,000, and occupancy and equipment increased $4,000, and professional fees increased $4,000, while other expenses decreased $12,000 as a result of normal operations of the Company.

            N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


      NET INTEREST MARGIN. Net interest margin of 3.27% for the nine months ended June 30, 1999 decreased .02% from 3.29% for the nine months ended June 30, 1998. Income from earning assets increased by $227,000, or 7.5% between the two periods while interest expense increased by $179,000, or 11.3%. The average earning asset base increased by $6.2 million or 10.6%. The average interest-bearing liability base increased by $6.5 million or 13.8%.

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

      The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 1998 and 1997, Neosho Savings & Loan began using cash advances from Federal Home Loan Bank of Des Moines. At June 30, 1999, Neosho Savings & Loan had FHLB advances of $3.9 million that were used to offset fixed rate mortgage loans and had approved loan commitments totaling $1.2 million and undisbursed loans in process of $467,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.5% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller cash advance. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases and rates on adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have increased in the past quarter as a result of some special rate offerings, they are expected to remain stable in the future.

      At June 30, 1999, certificates of deposit amounted to $32.2 million, or 62.2% of Neosho Savings and Loan's total deposits, including $23.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

         The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. Neosho Savings and Loan's liquidity ratio was 40.39% at June 30, 1999. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

         The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 1999.


                                                                 Percent of Adjusted
                                                   Amount            Total Assets
                                                   ---------------------------------
                                                             (Unaudited)
                                                         (Dollars in thousands)

Tangible capital                                     $  8,954              13.57%
Minimum tangible capital requirement                      990               1.50
                                                     --------             ------
Excess                                               $  7,964              12.07%
                                                     ========             ======


Core capital                                         $  8,954              13.57%
Minimum core capital requirement                        2,640               4.00
                                                     --------             ------
Excess                                               $  6,314               9.57%
                                                     ========             ======

Risk-based capital                                   $  8,966              29.89%
Minimum risk-based capital requirement                  2,412               8.00
                                                     --------             ------
Excess                                               $  6,554              21.89%
                                                     ========             ======

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

YEAR 2000 ISSUE
---------------

A Y2K READINESS DISCLOSURE

The Company has researched the "Year 2000" problem and developed a plan to identify and correct any potential problems that may affect operations in addition to developing a business resumption plan in the event unexpected major problems develop at the change to the year 2000.

The Company's primary mission critical system is its data center, FISERV of Des Moines, Iowa. FISERV has upgraded their systems for Y2K and proxy testing of those systems has been completed. Results of the proxy testing have been received and have been examined by appropriate Company personnel. Some problems were noted in the proxy testing and have been corrected. On March 10, 1999, the Company tested connectivity with FISERV and on April 10 and 11, 1999 overnight reporting was completed with no noted problems. Total costs for proxy and connectivity testing are estimated to be $6,600 payable over a twenty month period that began in August 1998. On July 27, 1999, FISERV changed the transmission method with the Company from satellite to land lines. The land system has been Y2K proxy tested and certified Y2K compliant.

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

The Company has PC Teller on-line stations which have been certified Y2K compliant through testing by FISERV. In addition, all personal computers have been upgraded and tested for compliance with Y2K. If some of the personal computers should fail in the year 2000 despite the Y2K certification, management feels a portion of these computers would probably work and be utilized. If necessary, personnel could operate in a manual mode until such time as corrections could be made.

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

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


Contingency plans include the possible use of another data center or an in-house system. In the event the current data processor (FISERV) system fails. Two data centers and two sources for "in-house" systems have been located as a part of our contingency plan. In addition, as part of the business resumption plan, we are ordering paper copies of all accounts at the end of 1999 to enable us to perform manual calculations, if necessary, until a switch can be made to another processor or FISERV can resume processing

Contacts have been made with third party vendors, such as the electric company, and no Y2K problems have been noted. Although there are some expenditures necessary as previously listed and scheduled to be completed within the next three months, there are no known problems that are material to the Company's business, operations or financial conditions. In the event that FISERV operations fail in the century date change, backup operations include manual processing of data until a satisfactory alternative can be established.

                  N S & L BANCORP, INC. AND SUBSIDIARY

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


Neither the Registrant nor the Association is a party to any material legal proceedings at this time. From time to time the Association is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits
      Exhibit 27-Financial Data Schedule

B. Forms 8-K

      None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          N S & L Bancorp, Inc.


Date  August 5, 1999                      By:  /s/ C. R. 'Rick' Butler
      --------------                           ---------------------------
                                               C. R. 'Rick' Butler
                                               President
                                               CEO


                                          By:  /s/ Carol Guest
                                               --------------------
                                               Carol Guest
                                               Treasurer