Form 10QSB/A
period 1999-06-30
NS&L BANCORP INC
filed 1999-08-20
CIK 939929

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        -------------------------------

                                 FORM 10-QSB/A
                               ----------------

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

                  N S & L BANCORP, INC. AND SUBSIDIARY
                              FORM 10-QSB/A
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
                                                       ==========      ============























         See accompanying notes to Consolidated Financial Statements.
                                      2



                                   N S & L BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                       ------------------------------
                                              (unaudited)                             (unaudited)
                                         QUARTER ENDED JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                                         1999             1998                  1999                1998
                                         ----             ----                  ----                ----
                                         (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Interest Income:
  Loans receivable                  $         728      $         684       $        2,168      $         1,994
  Investment securities                       278                176                  626                  540
  Mortgage-backed and
     related securities                        52                 72                  175                  232
  Other interest-earning assets                65                101                  278                  254
                                    -------------      -------------       --------------       --------------
      Total interest income                 1,123              1,033                3,247                3,020
                                    -------------      -------------       --------------       --------------

Interest Expense:
  Customer deposits                           542                530                1,597                1,529
  Borrowed funds                               55                 17                  167                   56
                                    -------------      -------------       --------------       --------------
      Total interest expense                  597                547                1,764                1,585
                                    -------------      -------------       --------------       --------------

  Net interest income                         526                486                1,483                1,435

Provision for loan losse                        4                 --                    6                    6
                                    -------------      -------------       --------------       --------------
  Net interest income after
    provision for loan losses                 522                486                1,477                1,429
                                    -------------      -------------       --------------       --------------

Noninterest Income:
  Gain on sale of investment                   --                 18                   --                   18
  Gain on sale of loans                        23                 --                   56                   --
  Banking service charges
    and fees                                   53                 41                  148                  117
  Loan late charges                             2                  2                    7                    6
  Mortgage banking fees                        29                 59                  110                  168
  Other                                         3                  3                   10                    4
                                    -------------      -------------       --------------       --------------

    Total noninterest income                  110                123                  331                  313
                                    -------------      -------------       --------------       --------------

Noninterest Expense:
  Compensation and
    employee benefits                         240                231                  713                  682
  Occupancy and equipment                      49                 50                  148                  144
  Deposit insurance premium                     8                  7                   22                   21
  Data processing                              30                 25                   91                   75
  Printing, postage, stationery
    and supplies                               18                 11                   55                   45
  Professional fees                            11                  8                   46                   42
  Other                                        50                 45                  169                  181
                                    -------------      -------------       --------------       --------------
    Total noninterest expense                 406                377                1,244                1,190
                                    -------------      -------------       --------------       --------------

    Income before taxes                       226                232                  564                  552

Income Taxes                                   75                 85                  183                  205
                                    -------------      -------------       --------------       --------------

Net income                           $        151      $         147       $          381       $          347
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
                               ==============          ==============        =============          =============























                    See accompanying notes to Consolidated Financial Statements.
                                                        5





                                          N S & L BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             ---------------------------------
                                          NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                      (Unaudited)
                                                                             1998                    1999
                                                                           --------                --------
                                                                               (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                             $     381               $     347
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                68                      68
    Amortization                                                                 3                       3
      Premiums and discounts on mortgage-backed
        securities and investment securities                                   (73)                    (90)
    Origination of loans held for sale                                      (5,195)                     --
    Proceeds from sale of loans held for sale                                4,684                      --
      Loss on loans, net of recoveries                                           6                       6
      Release of ESOP shares                                                    65                      92
      Vesting of MRDP shares                                                    58                      56
    Gain on call of investments                                                 --                     (15)
    Gain on sale of investments                                                 --                     (18)
    Gain on sale of loans                                                      (56)                     --
      Net change in operating accounts:
        Accrued interest receivable                                           (128)                     79
        Other assets                                                          (197)                    (26)
        Other liabilities                                                       12                      20
        Income taxes payable - deferred                                         94                     (27)
        Income taxes payable - current                                           7                      --
                                                                         ----------              ----------
          Net cash from (used in)operating activities                         (271)                    495
                                                                         ----------              ----------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                       (13,838)                 (4,995)
  Proceeds from maturity of investment securities
    held-to-maturity                                                         4,334                   8,915
  Proceeds from sale of investment securities
    available-for-sale                                                          --                      44
  Net change in certificates of deposit                                        594                    (495)
  Net change in loans receivable                                              (727)                 (2,780)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                           1,036                   1,149
  Purchase of mortgage-backed securities held-to-maturity                     (555)                     --
  Purchases of property and equipment                                          (73)                    (51)
                                                                         ----------              ---------
      Net cash from (used in) investing activities                       $  (9,229)              $   1,787
                                                                         ----------              ---------


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

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                   1999                                             1998
                                                   ----                                             -----
                                  Income           Shares        Per-Shares      Income             Shares        Per-Share

                               (Numerator)      (Denominator)      Amount      (Numerator)       (Denominator)     Amount
                               -----------      -------------      ------      -----------       -------------     ------

Basic EPS:
Income available to
 Common Stockholders             $151,000          691,703          $.22         $147,000          764,629          $.19
                                                                    ====                                            ====

Effect of dilutive securities:
Stock option                         --             15,488                           --             19,260
                                 --------          -------                       --------           ------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                        $151,000          707,191          $.21         $147,000          783,889          $.19
                                 ========          =======          ====         ========          =======          ====


                                   FOR THE NINE MONTHS ENDED JUNE 30,
                                                    1999                                           1998
                                                    ----                                           ----
                                  Income           Shares         Per-Share       Income          Shares         Per-Share

                               (Numerator)      (Denominator)     Amount         (Numerator)    (Denominator)     Amount
                               -----------      -------------     ------         -----------    ------------      ------

Basic EPS:
Income available to
 Common Stockholde               $381,000         688,854           $.55         $347,000         770,467           $.45
                                                                    ====                                            ====

Effect of dilutive securities:
Stock option                           --            9,259                           --            20,524
                                 --------         --------                       --------         -------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                        $381,000          698,113          $.55         $347,000         790,991           $.44
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


                                          N S & L Bancorp, Inc.


Date  August 20, 1999                     By: /s/ C. R. 'Rick' Butler
      ---------------                         ---------------------------
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