Form 10KSB40
period 1999-09-30
NS&L BANCORP INC
filed 1999-12-29
CIK 939929

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25814



                               NS&L BANCORP, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Missouri                                    43-1709446
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

111 East Main Street, Neosho, Missouri                               64850
----------------------------------------                        --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (417) 451-0429
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                -------------
                                                     par value $0.01 per share
                                                     --------------------------
                                                          (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                      ---

     The registrant's revenues for the fiscal year ended September 30, 1999 were $4,807,000.

     As of December 15, 1999, there were issued and outstanding 720,626 shares of the registrant's Common Stock, which are listed on the Nasdaq SmallCap Market under the symbol "NSLB." Based on the average of the bid and asked prices for the Common Stock on December 15, 1999, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $7,862,030 (720,626 shares at $10.91 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (Parts I and II)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                                    PART I

Item 1. Description of Business
-------------------------------

General

     NS&L Bancorp, Inc. ("NS&L Bancorp" or the "Corporation"), a Missouri corporation, was organized on February 27, 1995 for the purpose of becoming the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings" or the "Association") upon Neosho Savings's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on June 7, 1995. At September 30, 1999, the Corporation had total assets of $69.2 million, total deposits of $51.5 million and stockholders' equity of $10.7 million. NS&L Bancorp has not engaged in any significant activity other than holding the stock of Neosho Savings. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Neosho Savings and its subsidiary.

     Neosho Savings, founded in 1884, is a federally chartered stock savings and loan association, located in Neosho, Missouri. The Association is regulated by the Office of Thrift Supervision (the "OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), the insurer of its deposits. The Association's deposits are insured by the Savings Association Insurance Fund (the "SAIF"). The Association has been a member of the Federal Home Loan Bank (the "FHLB") System since 1956. The Association is a community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Association's lending market area. The Association also originates mortgage loans for sale in the secondary market through its wholly-owned subsidiary, Crawford Mortgage, Inc.

Market Area and Competition

     Neosho, Missouri is located in Newton County approximately 20 miles southeast of Joplin, Missouri in the Southwest corner of Missouri. The Association focuses primarily on serving customers located in Newton County, Missouri and, to a lesser extent, on customers in surrounding counties in southwest Missouri (McDonald, Jasper, Barry and Lawrence counties). According to the 1990 census, Newton County had a population of approximately 44,500. The primary industry in Newton County is light manufacturing. Major employers in the Association's market area include La-Z Boy Midwest, a furniture manufacturer, Sunbeam Outdoor Products, a manufacturer of outdoor grills and other products, and Talbot Industries, Inc., a wire processor.

     The Association operates in a highly competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions and from commercial banks located in its lending market area. As of September 30, 1999, there was one other thrift institution and six commercial banks in Neosho. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future. In addition, the limited growth of the Association's market area may restrict the future growth of the Association.

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

Asset and Liability Management

     The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Association has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Association's assets by originating loans with interest rates subject to periodic adjustment to market conditions. Accordingly, when possible, the Association has emphasized the origination of adjustable-rate mortgage ("ARM") loans for retention in its portfolio. In addition, the Association maintains an investment portfolio with laddered maturities in shorter-term securities. The Association relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and one- to three-year certificates of deposit.

     The Association uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Association receives a report which measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

     The following table is provided by the OTS and illustrates the change in NPV at September 30, 1999, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.


                                                        NPV as % of Percent of
Basis Points ("bp")                                   Portfolio Value of Assets
Changes in Rates              Net Portfolio Value     -------------------------
-------------------    ------------------------------     NPV
                       $ Amount  $ Change(1)  % Change  Ratio(2)  Change (3)
                       --------  -----------  --------  --------  ----------
                            (Dollars in Thousands)

         400           $     --  $     --         --%       --%       --bp
         300              7,530    (3,267)       (30)    11.65     (393)
         200              8,845    (1,952)       (18)    13.32     (226)
         100              9,857      (940)        (9)    14.52     (106)
          -              10,797                          15.58
        (100)            11,349       552          5     16.13       55
        (200)            11,196       399          4     15.82       24
        (300)            11,170       373          3     15.65       (7)
        (400)                --        --         --        --       --

----------------------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

                                                          At September 30,
                                   -----------------------------------------------------------
                                            1999                1998                1997
                                    -------------------   -----------------   -----------------
                                      Amount    Percent   Amount    Percent   Amount    Percent
                                               of Total            of Total            of Total
                                    --------  ---------  -------  ----------  -------  ---------
                                                     (Dollars in Thousands)
Mortgage loans:

 One- to four-dwelling units ....... $34,790      84.75%  $33,621     86.49%  $31,577     92.41%
 Commercial and multi-family .......     857       2.10       564      1.45       586      1.72
 Construction ......................   1,668       4.06     2,167      5.58       431      1.26
                                     -------     ------   -------    ------   -------    ------
   Total mortgage loans ............  37,315      90.91    36,352     93.52    32,594     95.39
                                     -------     ------   -------    ------   -------    ------

Consumer and other loans:
 Loans on deposit accounts .........     482       1.17       471      1.21       408      1.19
 Home equity .......................   1,647       4.02       809      2.08        19      0.06
 Education .........................       5       0.01        23      0.06        31      0.09
 Automobile ........................   1,599       3.89     1,206      3.10     1,090      3.19
 Other .............................       2         --        12      0.03        27      0.08
                                     -------     ------   -------    ------   -------    ------
   Total consumer and other loans ..   3,735       9.09     2,521      6.48     1,575      4.61
                                     -------     ------   -------    ------   -------    ------
   Total loans .....................  41,050     100.00%   38,873    100.00%   34,169    100.00%
                                     -------     ======   -------    ======   -------    ======
Less:
 Undisbursed loans in process ......     859                1,299                 210
 Unearned loan fees ................     (42)                  16                  36
 Allowances for loan losses ........      63                   52                  44
                                     -------              -------             -------
   Total loans receivable, net ..... $40,170              $37,506             $33,879
                                     =======              =======             =======


     Residential Real Estate Lending. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its lending market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1999, $36.5 million, or 88.8% of the Association's total loan portfolio, consisted of loans secured by one- to four-family residential real estate. Included in these loans are home equity loans. The Association presently originates for retention in its portfolio both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1999, $28.2 million, or 77.3%, of the Association's one- to four-family residential mortgage loans were subject to periodic interest rate adjustments and $8.3 million, or 22.7%, were fixed-rate loans.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. Since July 1994, the Association has originated ARM loans whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.25% above the one year constant maturity U.S. Treasury index. The Association previously originated ARM loans whose rates are based on the Eighth District Cost of Funds Index. The Association currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5.75% over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. The Association believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

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

     While fixed-rate single-family residential real estate loans are normally originated with 15 or 20 year terms, and the Association permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Association's loan portfolio contain due-on-sale clauses providing that the Association may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Association enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

     The Association makes equity line of credit ("ELOC") loans for a period of 12 years, with the first two years being the draw years and the next 10 years being the repayment years. ELOC loans can be made for up to 95% of the appraised value of the property securing the loan.

     The Association may make savings account loans with the account pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1999, the Association had no delinquencies in its consumer loan portfolio.

Loan Maturity and Repricing

     The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses. Amounts include loans held for sale.


                                              After     After    After
                                             One Year  3 Years  5 Years
                                 Within      Through   Through  Through    Beyond
                                One Year     3 Years   5 Years  10 Years  10 Years   Total
                                --------     -------   -------  --------  --------   -----
                                                       (Dollars in Thousands)
Mortgage loans:
 One- to four-family dwelling
    units ......................  $  608       $  356   $  758    $5,641   $27,427  $34,790

 Commercial and multi-family
    real estate ................      --           70       --        36       751      857

 Construction ..................     723           --       --        --       945    1,668
                                  ------       ------   ------    ------   -------  -------
  Total mortgage loans .........   1,331          426      758     5,677    29,123   37,315
Consumer and other loans .......     678          736      642        32     1,647    3,735
                                  ------       ------   ------    ------   -------  -------
  Total loans ..................  $2,009       $1,162   $1,400    $5,709   $30,770  $41,050
                                  ======       ======   ======    ======   =======  =======

     The following table sets forth the dollar amount of all loans due one year after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.


                                              Floating- or
                                   Fixed-      Adjustable-
                                    Rate         Rates
                                ---------    -------------
                                  (Dollars in Thousands)
Mortgage loans:
 One- to four-family dwelling
    units ......................  $6,854         $27,328
 Commercial and multi-family
    real estate ................     371             486
 Construction ..................     185             760
                                  ------         -------
  Total mortgage loans .........   7,410          28,574
Consumer and other loans .......   1,410           1,647
                                  ------         -------
   Total loans .................  $8,820         $30,221
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

     Loan Originations, Sales and Purchases. During the year ended September 30, 1999, the Association's total gross mortgage loan originations were $14.7 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon relative customer demand for loans in its market.

     Consistent with its asset/liability management strategy, the Association's policy had been to retain in its portfolio all of the one- to four-family loans that it originates. In August 1997, the Association acquired Crawford Mortgage, Inc., a mortgage broker based in Joplin, Missouri. Through Crawford Mortgage, the Association originates loans to sell in the secondary market. During the year ended September 30, 1999 the Association sold $5.8 million of loans.

     The Association occasionally purchases loans to supplement its originations. The Association purchased loans in the year ended September 30, 1997 with a cash advance from the FHLB. No loans were purchased during the years ended September 30, 1998 and 1999.

     The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.




                                               Years Ended September 30,
                                               -------------------------
                                                1999     1998     1997
                                               =======  =======  =======
                                                    (In Thousands)


Total mortgage loans at beginning of period ...$36,352 $32,594 $30,188 Mortgage loans originated:
 One- to four-family dwelling units(1) ........ 14,714   10,920    3,393
  Commercial and multi-family real estate .....     --      360      592
                                               -------  -------  -------
  Total mortgage loans originated ............. 14,714   11,280    3,985
Mortgage loans purchased ......................     --       --    1,015
Mortgage loans sold ...........................  5,765      877       --
Mortgage loan principal repayments ............  7,986    6,645    2,594
Loans transferred to other real estate ........     --       --       --
                                               -------  -------  -------

Net loan activity .............................    963    3,758    2,406
                                               -------  -------  -------
Total gross mortgage loans at end of period ...$37,315  $36,352  $32,594
                                               =======  =======  =======

------------------------
(1)  Includes construction loans originated during the period.

     Loan Commitments. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $1.5 million at September 30, 1999. See Note 16 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Loan Origination and Other Fees. The Association, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between zero and two points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $(42,000) of net deferred mortgage loan fees at September 30, 1999.

     Non-performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Association institutes collection procedures. The first notice is mailed to the borrower at the end of the month in which the payment is due and, if necessary, a second written notice follows within 30 days thereafter. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the ninetieth day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Association institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. If payment is not promptly received, a second notice is mailed to the borrower 20 days following the payment due date and the customer is contacted by telephone to ascertain the nature of the delinquency. If the delinquency remains uncured, the Association mails an additional notice to the borrower on the thirtieth day of delinquency and every 30 days thereafter and continues to contact the borrower by telephone.

     In most cases, delinquencies are cured promptly; however, if, by the ninety-first day of delinquency the delinquency has not been cured, the Association begins action to either obtain a judgment in small claims court or to repossess the collateral.

     The Association's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Association.

     The following table sets forth information with respect to the Association's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. Any loan four or more payments past due is placed on nonaccrual status.

                                                    At September 30,
                                       ----------------------------------------
                                         1999    1998    1997    1995    1994
                                         ----    ----    ----    ----    ----
                                                 (Dollars in Thousands)

Loans accounted for on a nonaccrual
basis:
Real estate:
   Residential ........................  $  37   $  21   $   9   $   3  $  49
   Commercial and multi-family ........     --      --      --      --     --
 Consumer and other ...................     --      --      11      --     --
                                         -----   -----   -----   -----  -----
    Total .............................     37      21      20       3     49
                                         -----   -----   -----   -----  -----

Accruing loans which are contractually
   past due 90 days or more:
 Real estate:
   Residential ........................    218      45      66      19     40
   Commercial and multi-family ........     --      --      --      --     --
 Consumer and other ...................     --      --      --      --     --
                                         -----   -----   -----   -----  -----
    Total .............................    218      45      66      19     40
                                         -----   -----   -----   -----  -----
Total of nonaccrual and 90 days
   past due loans .....................    255      66      86      22     89

Real estate owned(1) ..................     --      --      --      --     --
                                         -----   -----   -----   -----  -----
    Total non-performing assets .......  $ 255   $  66   $  86   $  22  $  89
                                         =====   =====   =====   =====  =====
Restructured loans ....................     --      --      --      --     --
                                         =====   =====   =====   =====  =====
Total loans delinquent 90 days or
           more to net loans ..........   0.64%   0.18%   0.25%   0.07%  0.34%
                                         =====   =====   =====   =====  =====

Total loans delinquent 90 days or
          more to consolidated total
            assets ..................     0.37%   0.09%   0.14%   0.04%  0.15%
                                         =====   =====   =====   =====  =====

Total non-performing assets to
         consolidated total assets ..     0.37%   0.09%   0.14%   0.04%  0.15%
                                         =====   =====   =====   =====  =====

___________________________________
(1) Represents the book value of property acquired through foreclosure, net of valuation reserves.


     Interest income that would have been recorded for the year ended September 30, 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $1,330. The amount of interest included in interest income on such loans for the year ended September 30, 1999 amounted to approximately $0.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to its fair value. At September 30, 1999, the Association had no REO.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention." Not all of the Association's non-performing assets are classified as problem assets. In determining whether the Association's non-performing assets expose the Association to sufficient risk to warrant classification, the Association may consider various factors, including the borrower's payment history, the existence of private mortgage insurance, and the loan-to-value ratio. Upon consideration of these factors, the Association may determine that the asset in question does not present a risk of loss that requires it to be classified.

     The following table sets forth the number and amount of classified loans at September 30, 1999.

                                          Loss              Doubtful        Substandard
                                   ------------------  -----------------  -----------------
                                    Number               Number             Number
                                      of      Principal    of    Principal    of    Principal
                                    Loans      Amount    Loans    Amount    Loans    Amount
                                   -------    ---------  ------  ---------  ------  ---------
Mortgage loans:                       --         --        --       --         3       $185
   One- to four-family ...........    --         --        --       --        --         --
   Commercial and multi-family ...    --         --        --       --        --         --
   Real estate ...................    --         --        --       --        --         --
   Construction ..................    --         --        --       --        --         --
Consumer and other loans .........    --         --        --       --        --         --


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

     Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances. A provision of $12,000 was charged against income for the year ended September 30, 1999. At September 30, 1999, the Association had an allowance for loan losses of $63,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio.

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

                                                        Years Ended September 30,
                                        --------------------------------------------------------
                                          1999        1998        1997        1995        1994
                                        --------    --------    --------    --------    --------
                                                         (Dollars in Thousands)
Allowance at beginning of period........   $  52        $  44      $  41      $  38      $  31
Provision for loan losses...............      12            8          3          3          7

Recoveries..............................      --           --         --         --         --

Charge-offs.............................      (1)          --         --         --         --
                                           -----        -----      -----      -----      -----
Net charge-offs.........................      (1)          --         --         --         --
                                           -----        -----      -----      -----      -----

Balance at end of period................   $  63        $  52      $  44      $  41      $  38
                                           =====        =====      =====      =====      =====

Ratio of allowance to total loans.......    0.15%        0.14%      0.13%      0.13%      0.15%

Ratio of net charge-offs to average
 loans outstanding during the period....      --           --         --         --         --

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                              At September 30,
                                     ----------------------------------------------------------------------
                                           1999                     1998                    1997
                                     --------------------   ----------------------   ---------------------
                                               Percent of               Percent of              Percent of
                                                Loans in                 Loans in                Loans in
                                                  Each                     Each                    Each
                                               Category to              Category to             Category to
                                     Amount    Total Loans   Amount     Total Loans   Amount    Total Loans
                                      -----    -----------   ------     -----------   ------    -----------
                                                             (Dollars in Thousands)
Mortgage loans:
 One- to four-family dwelling
  units............................    $45       83.53%        $41         86.49%      $34         92.56%
 Commercial and multi-family.......     --        2.10          --          1.45        --          1.72
 Construction......................     --        5.28          --          5.58        --          1.01
Consumer and other loans...........     18        9.09          11          6.48        10          4.71
                                       ---      ------         ---        ------       ---        ------
  Total allowance for loan losses..    $63      100.00%        $52        100.00%      $44        100.00%
                                       ===      ======         ===        ======       ===        ======

Investment Activities

     The Association is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Association may also invest a portion of its assets in commercial paper, corporate debt securities and ARM funds, the assets of which conform to the investments that the Association is authorized to make directly. Savings institutions like the Association are also required to maintain an investment in FHLB stock and a minimum level of liquid assets which vary from time to time. See "Regulation and Supervision -- Federal Home Loan Bank System." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation and Supervision" contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report. At September 30, 1999, the Association's regulatory liquidity was 35.6% which is significantly in excess of the 4.0% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

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

                                                                        At September 30,
                                            ----------------------------------------------------------------------------
                                                    1999                      1998                      1997
                                            ------------------------  ------------------------  ------------------------

                                              Book      Percent of      Book      Percent of      Book      Percent of
                                              Value      Portfolio      Value      Portfolio      Value      Portfolio
                                            ---------  -------------  ---------  -------------  ---------  -------------
                                                                       (Dollars in Thousands)
Mortgage-backed securities:
 GNMA:
  Fixed.................................     $   26         1.05%      $   40         1.28%      $   56         1.25%
  Adjustable............................        809        32.57          690        22.11          993        22.20
 FHLMC:
  Fixed.................................        521        20.97          712        22.81        1,152        25.76
  Adjustable............................         --           --           --           --           --           --
 FNMA:
  Fixed.................................        116         4.67          264         8.46          413         9.23
  Adjustable............................      1,051        42.31        1,475        47.26        1,945        43.48

Unamortized premium (discount), net.....        (39)       (1.57)         (60)       (1.92)         (86)       (1.92)
                                             ------       ------       ------       ------       ------       ------
   Total mortgage-backed securities.....     $2,484       100.00%      $3,121       100.00%      $4,473       100.00%
                                             ======       ======       ======       ======       ======       ======


     At September 30, 1999, the Corporation's investment securities portfolio totalled approximately $20.03 million at carrying value and consisted principally of U.S. Treasury and agency securities and municipal bonds. The Corporation's municipal bond portfolio, which totalled $1.05 million at fair value ($1.06 million at amortized cost) at September 30, 1999, was comprised primarily of obligations of political subdivisions of the State of Missouri that have maturities ranging from less than one year to five to 10 years.

     The following table sets forth the composition of the Corporation's investment securities portfolio at carrying value at the dates indicated.

                                                                 At September 30,
                                      --------------------------------------------------------------------
                                                1999                  1998                 1997
                                      ----------------------  ---------------------  ---------------------
                                        Carrying  Percent of   Carrying  Percent of   Carrying  Percent of
                                         Value     Portfolio    Value     Portfolio    Value     Portfolio
                                      --------------------------------------------------------------------
                                                              (Dollars in Thousands)

Debt securities:
  U.S. Government treasury and
     obligations of U.S.
     Government agencies................ $18,970       92.19%    $8,482       85.07%   $12,218       88.92%
  State and political subdivision.......   1,059        5.15        919        9.22        834        6.07
                                         -------      ------     ------      ------    -------      ------

   Total debt securities................  20,029       97.34      9,401       94.29     13,052       94.99
                                         -------      ------     ------      ------    -------      ------
Equity securities:
  FHLB stock............................     365        1.77        365        3.66        421        3.07
  Common stock..........................     183        0.89        204        2.05        267        1.94
                                         -------      ------     ------      ------    -------      ------
   Total equity securities..............     548        2.66        569        5.71        688        5.01
                                         -------      ------     ------      ------    -------      ------
     Total.............................. $20,577      100.00%    $9,970      100.00%   $13,740      100.00%
                                         =======      ======     ======      ======    =======      ======


     The following table sets forth the maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at September 30, 1999.

                                       Less Than           One to         Over Five to          Over
                                       One Year          Five Years        Ten Years          Ten Years
                                   -----------------  ---------------  -----------------  -----------------
                                     Amount  Yield     Amount  Yield     Amount   Yield     Amount  Yield
                                   --------- -------  -------- ------  --------- -------  --------- -------
                                                           (Dollars in Thousands)
Debt securities:
  U.S. Government treasury and
     obligations of U.S.
     Government agencies............   $250   3.31     $4,749   6.03%   $13,221    6.62%    $  750   7.05%
  State and political subdivision...     --     --        275   5.62        404    4.55        380   5.30
                                       ----            ------           -------             ------
   Total............................   $250            $5,024           $13,625             $1,130
                                       ====            ======           =======             ======


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

     The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of September 30, 1999. Jumbo certificates of deposit represent minimum deposits of $100,000.

Maturity Period                        Amounts
---------------                     -------------
                                    (In Thousands)

Three months or less..................  $  442
Over three through six months.........     100
Over six through twelve months........   1,901
Over twelve months....................     644
                                        ------
   Total..............................  $3,087
                                        ======


     The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Association at the dates indicated.

                                                                 At September 30,
                             --------------------------------------------------------------------------------------
                                       1999                            1998                            1997
                             ------------------------------  ---------------------------------  -------------------
                                      Percent                           Percent                            Percent
                                         of      Increase                  of       Increase                  of
                             Amount    Total    (Decrease)    Amount     Total     (Decrease)    Amount     Total
                             -------  -------  ------------  --------  ---------  ------------  --------  ---------
                                                          (Dollars in Thousands)
Noninterest-bearing......... $   962    1.87%    $  383      $   579      1.21%     $  181      $   398      0.91%
Demand and NOW checking.....   8,841   17.15      1,505        7,336     15.30       1,386        5,950     13.56
Passbook savings accounts...   5,669   11.00        (49)       5,718     11.93         (14)       5,732     13.06
Money market deposit........   2,853    5.53        269        2,584      5.39        (504)       3,088      7.03
Fixed-rate certificates
   which mature:
 Within one year............  23,703   45.98        894       22,809     47.57       1,201       21,608     49.23
 After one year, but........   9,341   18.12        906        8,435     17.59       2,005        6,430     14.65
    within three years
 After three years..........     178    0.35       (305)         483      1.01        (203)         686      1.56
                             -------  ------     ------      -------    ------      ------      -------    ------
   Total.................... $51,547  100.00%    $3,603      $47,944    100.00%     $4,052      $43,892    100.00%
                             =======  ======     ======      =======    ======      ======      =======    ======


     The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                                 At September 30,
                                         -------------------------------
                                            1999       1998       1997
                                         ---------  ---------  ---------
                                              (Dollars in Thousands)

3.00 - 3.99%...........................   $ 2,179    $    --    $    --
4.00 - 4.99%...........................    15,782      4,568      5,020
5.00 - 5.99%...........................    15,050     26,230     21,844
6.00 - 6.99%...........................       211        929      1,860
                                          -------    -------    -------
   Total...............................   $33,222    $31,727    $28,724
                                          =======    =======    =======

         The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                   Amount Due
               --------------------------------------------
                                                                        Percent
                                                                       of Total
                Less Than    1 - 2   2 - 3   3 - 4   After           Certificate
                 One Year    Years   Years   Years  4 Years  Total     Accounts
               ----------- -------- ------- ------- ------- -------- ------------
                                        (In Thousands)
3.00 - 3.99%.....  $1,474  $   705  $   --  $   --  $  --    $ 2,179     6.56%
4.00 - 4.99%.....   2,419   10,943   1,976     312     132    15,782    47.50
5.00 - 5.99%.....   3,655    6,647   4,428     307      13    15,050    45.30
6.00 - 6.99%.....     106       --     105      --      --       211    0. 64
                   ------  -------  ------  ------    ----   -------   ------
       Total.....  $7,654  $18,295  $6,509  $  619    $145   $33,222   100.00%
                   ======  =======  ======  ======    ====   =======   ======

    The following table sets forth the deposit activities of the Association for the periods indicated.


                                           Years Ended September 30,
                                       --------------------------------
                                         1999         1998        1997
                                       -------      -------     -------
                                            (Dollars in Thousands)

Beginning balance....................  $47,944      $43,892     $48,444
                                       -------      -------     -------
Net increase (decrease) before
   interest credited.................    2,392        2,437      (5,959)
Interest credited....................    1,211        1,615       1,407
                                       -------      -------     -------
Net increase (decrease) in deposits..    3,603        4,052      (4,552)
                                       -------      -------     -------

Ending balance.......................  $51,547      $47,944     $43,892
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

     The following table sets forth certain information regarding the Association's use of FHLB advances during the periods indicated.

                                        Years Ended September 30,
                                   ----------------------------------
                                      1999        1998        1997
                                   ----------  ----------  ----------
                                          (Dollars in Thousands)

Maximum balance at any month end...  $5,856      $3,986      $3,000
Average balance....................   4,166       1,581       2,917
Year end balance...................   5,856       3,986       3,000
Weighted average interest rate:
  At end of year...................    4.64%       5.81%       5.60%
  During the year..................    5.52        5.95        5.63

Subsidiary Activities

     In August 1997, the Association acquired Crawford Mortgage, Inc., which is engaged in the business of mortgage brokerage.

     Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at September 30, 1999 did not exceed the limits applicable to federal associations. NS&L Enterprises, Inc. is a wholly owned subsidiary of the Association. NS&L Enterprises was established in 1992 for the purpose of offering credit life insurance and discount brokerage services. At September 30, 1999, the Association's investment in NS&L Enterprises was $6,000.


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Corporation is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Corporation, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Corporation are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Corporation and the Association.

Holding Company Regulation

     The Corporation is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. See "--Federal Savings Institution Regulation -- QTL Test." Upon any non-supervisory acquisition by the Corporation of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum core capital ratio increased to 4% for all institutions except those with the highest ratings on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Association met each of its capital requirements.

     The following table presents the Association's capital position at September 30, 1999.

                                                          Capital
                                         Excess    --------------------
                   Actual   Required  (Deficiency)   Actual   Required
                   Capital  Capital      Amount     Percent    Percent
                  --------  --------  ------------  -------  ----------
                                (Dollars in Thousands)

Tangible           $9,156   $1,031       $8,125       13.3%     1.5%
Core (Leverage)     9,156    2,749        6,407       13.3        4
Risk-based          9,219    2,467        6,752       29.9        8


     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including the Association, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 1999, the Association's limit on loans to one borrower was $1.5 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $939,000.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the Association met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At September 30, 1999, the Association was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report.

     Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Coroporation and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB stock at September 30, 1999, of $365,000. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Corporation and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly The Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation or the Association. For its 1999 taxable year, the Corporation is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with the Association's 1996 taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     Distributions. If the Association makes "non-dividend distributions" to the Corporation, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Corporation, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     Missouri imposes an 7% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Association's state franchise tax returns have not been audited for the past five tax years.

Personnel

     As of September 30, 1999, the Corporation had 25 full-time and two part-time employees. The employees are not represented by a collective bargaining unit and the Corporation believes its relationship with its employees to be good.

Item 2.  Description of Properties
----------------------------------

     The Association has two offices, both of which are owned by the Association. The Association's main office is located at 111 East Main Street, Neosho, Missouri 64850. The office was opened in 1963 and the square footage is approximately 6,840 feet. At September 30, 1999, the net book value of the property (including land and building) was $442,000. The Association has one branch office, which is located at 713 Neosho Boulevard, Neosho, Missouri 64850. The branch office was opened in 1986 and the square footage is approximately 2,922 feet. At September 30, 1999, the net book value of the property was $193,000. The net book value of the Association's fixtures, furniture and equipment at September 30, 1999 was $132,000. Crawford Mortgage has furniture, fixtures and equipment with a net book value of $45,000 at September 30, 1999. The Corporation owns a building lot with a book value of $303,000 at September 30, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*

     (a) Consolidated Statements of Financial Condition as of September 30, 1998 and 1999

     (b) Consolidated Statements of Income for the Years Ended September 30, 1997, 1998 and 1999

     (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1997, 1998 and 1999

     (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1997, 1998 and 1999

     (e)  Notes to Consolidated Financial Statements

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The information contained under the section captioned "Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Association. Each of the executive officers holds the same position with the Corporation and the Association.

                         Age at
                      September 30,
Name                      1999             Position
----                  -------------        --------

George A. Henry             76             Chairman of the Board
C.R. "Rick" Butler          52             President and Director
Dorothy A. LaDue            60             Senior Vice President and Secretary
Carol A. Guest              53             Treasurer

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

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned and "Stock Ownership" and "Proposal 1 -- Election of Directors" of the Proxy Statement.

     (c)  Changes in Control

          The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  Exhibits

          3.1 Articles of Incorporation of NS&L Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (33-89836))

          3.2  Bylaws of NS&L Bancorp, Inc. (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (33- 89836))

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

         21    Subsidiaries of the Registrant

         23    Consent of Independent Auditors

         27    Financial Data Schedule

     (b)  Report on Form 8-K

          No Forms 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NS&L BANCORP, INC.



Date: December 28, 1999          By:/s/ C.R. Butler
                                    --------------------------------------------
                                    C.R. Butler
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/C.R. Butler                                              December 28, 1999
   ------------------------------------------
      C.R. Butler
      President and Chief Executive Officer
      (Principal Executive Officer)


By:/s/Carol A. Guest                                           December 28, 1999
   ------------------------------------------
      Carol A. Guest
      Treasurer
      (Principal Financial and
      Accounting Officer)


By:/s/George A. Henry                                          December 28, 1999
   ------------------------------------------
      George A. Henry
      Chairman of the Board and Director


By:/s/John C. Genisio                                          December 28, 1999
   ------------------------------------------
      John C. Genisio
      Director


By:/s/John D. Mills                                            December 28, 1999
   ------------------------------------------
      John D. Mills
      Director


By:/s/Ralph J. Haas                                            December 28, 1999
   ------------------------------------------
      Ralph J. Haas
      Director


By:/s/Robert J. Johnson                                        December 28, 1999
   ------------------------------------------
      Robert J. Johnson
      Director