Form 10QSB
period 1999-12-31
NS&L BANCORP INC
filed 2000-02-14
CIK 939929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending December 31, 1999

                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________  to _______________________

                         Commission File Number 0-25814

                              N S & L Bancorp, Inc.
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

                                 (417) 451-0429
--------------------------------------------------------------------------------
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

AS OF FEBRUARY 7, 2000, THERE WERE 720,626 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                DECEMBER 31, 1999

                                   INDEX PAGE

                          PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)                  1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                               3-4

CONSOLIDATED STATEMENTS OF COMPRESHENSIVE INCOME (unaudited)                 5

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                           6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                      8-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               11-14


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    15

ITEM 2.  CHANGES IN SECURITIES                                                15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                              15

ITEM 5.  OTHER INFORMATION                                                    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15


SIGNATURES



                          N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------------------
                                       (Unaudited)

                                                                December 31,      September 30,
                                                                    1999              1999
                                                                -------------     --------------
                                                                     (Dollars in thousands)
ASSETS
Cash and cash equivalents, including
  interest-bearing accounts of $2,050 at                        $     3,369        $      2,317
  December 31 and $1,371 at September 30
Certificates of deposit                                               1,664               1,664
Investment securities available-for-sale, at fair value                 176                 183
Investment securities held-to-maturity
  (estimated market value of $18,695 at December 31
  and $19,541 at September 30)                                       19,548              20,028
Investment in Federal Home Loan Bank stock, at cost                     432                 365
Mortgage-backed securities held-to-maturity
  (estimated market value of $2,170 at December 31
  and $2,525  at September 30.)                                       2,166               2,484
Loans held for sale                                                      46                  79
Loans receivable, net (reserves for loan losses of $75
  at December 31 and $63 at September 30)                            40,972              40,091
Income taxes recoverable-current                                                             82
Accrued interest receivable                                             560                 514
Property and equipment, less accumulated
  depreciation                                                        1,106               1,119
Intangible assets                                                        77                  78
Other assets                                                            238                 224

    Total assets                                                $    70,354        $     69,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                               $    50,284        $     51,547
Advances from FHLB                                                    8,622               5,856
Advances from borrowers for taxes
  and insurance                                                         109                 354
Income taxes payable - current                                           30                  --
Deferred income taxes                                                   336                 344
Other liabilities                                                       388                 470
  Total liabilities                                                  59,769              58,571

Commitments and contingencies                                            --                  --
Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                                --                  --
Common stock, $.01 par value;  8,000,000 shares
  authorized, 1,012,441 issued and 720,626 outstanding
  at December 31 and 741,866
   outstanding at September 30                                           10                  10
Paid-in capital                                                      10,376              10,371



                    See accompanying notes to Consolidated Financial Statements.



                           N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
           --------------------------------------------------------------------
                                        (Unaudited)

                                                                December 31,      September 30,
                                                                    1999              1999
                                                               --------------    ---------------
                                                                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Retained earnings - substantially restricted                        5,075               4,956
Treasury Stock - at cost; 291,815 shares at December
  31, 1999 and 270,575 at September 30, 1999                       (4,399)             (4,174)
Unearned compensation                                                (487)               (524)

Accumulated other comprehensive income                                 10                  18
  Total stockholders' equity                                       10,585              10,657
                                                               --------------    ---------------
    Total liabilities and stockholders' equity                  $  70,354          $   69,228
                                                               ==============    ===============



                See accompanying notes to Consolidated Financial Statements.

                       N S & L BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 -----------------------------------------------
                                                     (Unaudited)
                                             QUARTER ENDED DECEMBER 31,
                                                1999           1998
                                          --------------  ---------------
                                              (Dollars in thousands)

Interest Income:
  Loans receivable                        $       768      $     715
  Investment securities                           329            152
  Mortgage-backed and
    related securities                             43             62
  Other interest-earning assets                    28            124
                                          --------------  ---------------
      Total interest income                     1,168          1,053
                                          --------------  ---------------
Interest Expense:
  Customer deposits                               529            534
  Borrowed funds                                  105             58
                                          --------------  ---------------
      Total interest expense                      634            592
                                          --------------  ---------------

  Net interest income                             534            461

Provision for loan losses                          12              3
                                          --------------  ---------------
  Net interest income after
    provision for loan losses                     522            458
                                          --------------  ---------------
Noninterest Income:
  Gain on sale of investment                       --             --
  Gain on sale of loans                            10             17
  Banking service charges
    and fees                                       57             48
  Loan late charges                                 2              2
  Mortgage banking fees                            18             53
  Other                                             4              3
                                          --------------  ---------------
    Total noninterest income                       91            123
                                          --------------  ---------------
Noninterest Expense:
  Compensation and
    employee benefits                             254            234
  Occupancy and equipment                          47             48
  Deposit insurance premium                         7              7
  Data processing                                  32             29
  Printing, postage, stationery
    and supplies                                   21             26
  Professional fees                                13             12
  Other                                            69             75
                                          --------------  ---------------
    Total noninterest expense                     443            431
                                          --------------  ---------------

    Income before taxes                           170            150

Income Taxes                                       51             45
                                          --------------  ---------------

Net income                                $       119      $     105
                                          ==============  ================


          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
          -------------------------------------------------------------

                                                      (Unaudited)
                                               QUARTER ENDED DECEMBER 31,
                                                   1999         1998
                                                 --------    ----------
                                                 (Dollars in thousands)

Basic earnings per share                         $   .17      $    .15
                                                 ========    ==========

Diluted earnings per share                       $   .17      $    .15
                                                 ========    ==========

Dividends per share                              $   .16      $    .13
                                                 ========    ==========




          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                                  (Unaudited)
                                           Quarter Ended December 31
                                              1999          1998
                                           ---------     -----------
                                            (Dollars in thousands)

Net income                                     119             105

Unrealized gains(losses)
     on securities:
  Gains (losses) arising during
    period, net of tax                          (8)             (5)
  Reclassification
    adjustment, net of tax                      --              --
                                           ---------     -----------
  Other comprehensive
    income (loss)                               (8)             (5)
                                           ---------     -----------
Comprehensive income                       $   111       $     100
                                           =========     ===========


          See accompanying notes to Consolidated Financial Statements.



                               N S & L BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------------------------
                            Quarter Ended December 31, 1999 and 1998

                                                                                      (Unaudited)
                                                                                   1999        1998
                                                                                ---------   ----------
                                                                                (Dollars in thousands)

Cash flows from operating activities:
  Net income                                                                     $   119     $   105
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                                    21          20
      Amortization                                                                     1          --
      Premiums and discounts on mortgage-backed
        securities and investment securities                                         (18)        (25)
      Origination of loans held for sale                                            (652)     (1,456)
      Proceeds from sale of loans held for sale                                      741       1,060
      Loss on loans, net of recoveries                                                12           3
      Release of ESOP shares                                                          22          22
      Vesting of MRDP shares                                                          20          19
      Gain on sale of loans                                                          (10)        (17)
      Net change in operating accounts:
        Accrued interest receivable                                                  (46)        (30)
        Other assets                                                                 (14)        (27)
        Other liabilities                                                            (82)        (41)
        Income taxes payable - deferred                                               (3)         47
        Income taxes payable - current                                               112          20
                                                                                ---------   ----------
          Net cash from (used in)operating activities                                223        (300)
                                                                                ---------   ----------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                  (5)     (3,115)
  Proceeds from maturity of investment securities
    held-to-maturity                                                                 500       2,535
  Net change in certificates of deposit                                               --          99
  Net change in loans receivable                                                    (893)       (648)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                                   321         283
  Purchase of mortgage-backed securities held-to-maturity                             --        (555)
  Purchases of property and equipment                                                 (8)        (18)
                                                                                ---------   ----------
      Net cash from (used in) investing activities                              $    (85)    $(1,419)
                                                                                ---------   ----------


              See accompanying notes to Consolidated Financial Statements.


                               N S & L BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     --------------------------------------------------------
                            Quarter Ended December 31, 1999 and 1998

                                                                                      (Unaudited)
                                                                                   1999          1998
                                                                              ------------   ------------
                                                                                (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit                                      $   (1,263)    $    1,673
  Net decrease in mortgage escrow funds                                              (245)          (237)
  Cash advances from FHLB                                                           3,000             --
  Repayment of cash advances from FHLB                                               (234)           (32)
  Purchase of treasury stock                                                         (225)           (14)
  Cash dividends paid                                                                (119)           (77)
                                                                              ------------   ------------
     Net cash from financing activities                                               914          1,313
                                                                              ------------   ------------
Net increase(decrease) in cash and
  cash equivalents                                                                  1,052           (406)

Cash and cash equivalents -
  beginning of period                                                               2,317         10,383
                                                                              ------------   ------------
Cash and cash equivalents -
  end of period                                                                $    3,369     $    9,977
                                                                              ============   ============





                    See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of December 31, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1999 interim financial statements. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year. The September 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                             FOR THE THREE MONTHS ENDED DECEMBER 31,
                                          1999                                1998
                                          ----                                ----
                               Income    Shares      Per-Share   Income        Shares     Per-Share

                            (Numerator) (Denominator)  Amount  (Numerator)  (Denominator)   Amount
                            ----------- -------------  ------  -----------  -------------   ------
Basic EPS:
Income available to
 Common Stockholders         $119,000      684,245      $.17     $105,000      684,547       $.15
                                                        ====                                 ====
Effect of dilutive securities:
Stock option                      --           --                     --           558
                             --------      --------              ---------     --------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                    $119,000      684,245      $.17     $105,000      685,105       $.15
                             ========      =======      ====     ========      =======       ====


NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association established an internally -leveraged ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately six years. As of December 31, 1999, the loan had an outstanding balance of $459,248 and an interest rate of 9%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability or separation of service. Since the Association's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $22,310 and $22,022 for the three months ended December 31, 1999 and 1998 respectively.

A summary of ESOP shares at December 31, 1999 is as follows:

Shares allocated                                             35,457

Shares committed for release                                  2,054

Unreleased shares                                            44,708
                                                             ------
    Total                                                    82,219
                                                             ======
Fair value of unreleased shares                            $441,492


NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,638 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,206 and $18,519 for the three months ended December 31, 1999 and 1998 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At February 5, 2000, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At February 7, 2000, the Company has repurchased 291,815 shares of the Corporation's outstanding stock at a cost of $4,398,959.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE F - New Accounting Pronouncements
--------------------------------------

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard did not have a material impact on the Company.

In October 1999, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this standard did not have a material impact on the Company.

NOTE G - Stock Dividend
-----------------------

On March 24, 1999, the Company declared a 20% stock dividend on all outstanding shares of record as of April 15, 1999. A total of 123,627 shares were issued and cash in lieu of stock was issued for all partial shares. The total number of outstanding shares after the stock dividend was 741,866, which has since been reduced 21,240 shares by a stock repurchase on November 11, 1999. All per share amounts and average shares outstanding have been restated to reflect the aforementioned stock dividend.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1999, as well as certain changes in results of operations during the three month periods ended December 31, 1999 and 1998.

      The following should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1999, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

      Total assets increased $1.1 million from September 30, 1999. Cash and cash equivalents increased $1.1 million during the three months ended December 31, 1999. The increase resulted from an increase in cash advances of $2.8 million and the maturity of investment securities of $500,000 which was partially offset by customer deposit withdrawals of $1.3 million and to finance loans of $900,000. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

      Nonperforming assets were $197,000 or .28% of total assets at December 31, 1999, compared to $255,000, or .37% of total assets at September 30, 1999. There were $185,000 in nonaccrual loans at December 31, 1999 and $37,000 at September 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 1998
-----------------

      NET INCOME. Net income was $119,000 for the quarter ended December 31, 1999 compared to $105,000 for the quarter ended December 31, 1998. Net interest income after provision for loan losses was $522,000 for the quarter compared to $458,000 for the same quarter last year. Noninterest income decreased $32,000 and noninterest expense increased $12,000. Income tax expense decreased $6,000.

      NET INTEREST INCOME. Net interest income of $534,000 for the quarter ended December 31, 1999 increased from $461,000 for the quarter ended December 31, 1998. Interest income increased $115,000 while interest expense increased $42,000.

      INTEREST INCOME. Interest income increased by $115,000 or 10.9% to $1.2 million for the quarter ended December 31, 1999 from $1.1 million for the quarter ended December 31, 1998. Interest income from loans receivable increased $53,000 to $768,000 for the quarter ended December 31, 1999 from $715,000 for the quarter ended December 31, 1998. The increase was primarily attributable to the increase in the average balance of loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $177,000 to $329,000 for the quarter ended December 31, 1999 from $152,000 for the quarter ended December 31, 1998. This increase was due to an

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

increase in the balances in investment securities. Interest income from mortgage-backed securities decreased by $19,000 to $43,000 for the quarter ended December 31, 1999 from $62,000 for the quarter ended December 31, 1998. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $96,000 to $28,000 for the quarter ended December 31, 1999 from $124,000 for the quarter ended December 31, 1998. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to purchase securities and fund loans.

      INTEREST EXPENSE. Interest expense of $634,000 for the quarter ended December 31, 1999 increased $42,000, or 7.1%, from $592,000 for the quarter ended December 31, 1998. The increase is attributable to an increase in the average balances of customer deposits and some special rate offerings but primarily from expense from a larger average balance of borrowed funds.

      PROVISION FOR LOAN LOSSES. Loan loss provision increased by $9,000 for the quarter ending December 31, 1999 and actual loan losses net of recoveries were zero for both quarters.

      NONINTEREST INCOME. Noninterest income of $91,000 for the quarter ended December 31, 1999 decreased $32,000 from $123,000 for the quarter ended December 31, 1998. This decrease was primarily due to a decrease in mortgage banking fees of $35,000 and a decrease of $7,000 on the sale of loans and was partially offset by an increase in banking service charges and fees that resulted from the growth of deposit accounts in the quarter ending December 31, 1999 compared to the quarter ending December 31, 1998.

      NONINTEREST EXPENSE. Noninterest expense increased $12,000, or 2.8%, to $443,000 for the quarter ended December 31, 1999 from $43,000 for the quarter ended December 31, 1998. This increase was due to an increase of $20,000 in compensation and employee benefits, a $3,000 increase in data processing and was partially offset by a decrease of $6,000 in other expense and a $5,000 decrease in printing, postage and supplies.

      NET INTEREST MARGIN. Net interest margin was 3.14% for the three months ended December 31, 1999 compared to 2.94% for the three months ended December 31, 1998. Income from earning assets increased by $115,000, or 10.9%, between the two quarters and interest expense increased by $42,000, or 7.1%. The average earning asset base increased by $5.3 million, or 8.5%. The average interest-bearing liability base increased by $5.2 million, or 10.0%.

YEAR 2000 ISSUES
----------------

      The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of the Association's business and could have a material adverse effect on the Association's business, financial condition or results of operations.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


      While there can be no assurances that the Association has effectively addresses the year 2000 issue, the Association has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, the Association is unaware of any year 2000 issues that have impaired the ability of the Association's borrowers to repay their debt.

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

      The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 1999 and 1998, Neosho Savings & Loan used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At December 31, 1999, Neosho Savings & Loan had FHLB advances of $8.6 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $248,000 and undisbursed loans in process of $744,000.

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

      At December 31, 1999, certificates of deposit amounted to $32.6 million, or 64.8% of Neosho Savings and Loan's total deposits, including $22.7 million of fixed rate certificates scheduled to mature within twelve months. Historically, Neosho Savings and Loan has been able to retain a significant amount of its deposits as they mature. Management believes it has

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

      The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. Neosho Savings and Loan's liquidity ratio was 36.26% at December 31, 1999. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at December 31, 1999.


                                                          Percent of Adjusted
                                              Amount          Total Assets
                                              ----------------------------
                                                       (Unaudited)
                                                 (Dollars in thousands)

Tangible capital                              $  9,323              13.38%
Minimum tangible capital requirement             1,045               1.50
                                              --------              -----
Excess                                        $  8,278              11.88%
                                              ========              =====

Core capital                                  $  9,323              13.38%
Minimum core capital requirement                 2,788               4.00
                                              --------              -----
Excess                                        $  6,535               9.38%
                                              ========              =====

Risk-based capital                            $  9,181              30.15%
Minimum risk-based capital requirement           2,474               8.00
                                              --------              -----
Excess                                        $  6,707              22.15%
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


                                           N S & L Bancorp, Inc.


Date  February 7, 2000                     By:/s/ C.R. 'Rick' Butler
      --------------------                    ----------------------------------
                                                  C. R. 'Rick' Butler
                                                  President
                                                  CEO


                                               By:/s/ Carol Guest
                                                  ------------------------------
                                                  Carol Guest
                                                  Treasurer