Form 10QSB
period 2000-03-31
NS&L BANCORP INC
filed 2000-05-15
CIK 939929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

                         ----------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 2000
                                   ----------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ---------------   -----------------

Commission File Number                     0-25814
                      -------------------------------------------------

                               N S & L Bancorp, Inc.
                               ---------------------
               (Exact name of registrant as specified in its charter)

          Missouri                                       43-1709446
------------------------------                     ----------------------
(State or other jurisdiction of I.R.S.               (I.R.S. Employer
Employer Incorporation or organization)              Identification No.)

    P.O. Box 369, Neosho, MO                               64850
----------------------------------------                 -----------
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

Yes   X     No
    -----      ------





As of May 5, 2000, there were 682,886 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                     N S & L BANCORP, INC. AND SUBSIDIARY
                                FORM 10-QSB
                               MARCH 31, 2000

INDEX                                                                  PAGE
-----                                                                  ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)              1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                           3-4

CONSOLIDATED STATEMENTS OF COMPRESHENSIVE INCOME (unaudited)              5

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                       6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                 8-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    12-17



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                               18

ITEM 2.  CHANGES IN SECURITIES                                           18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES
         HOLDERS                                                         18

ITEM 5.  OTHER INFORMATION                                               18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                19


SIGNATURES

                                     N S & L BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                ----------------------------------------------

                                                                                                  (Unaudited)
                                                                                      MARCH 31,              SEPTEMBER 30,
                                                                                        2000                      1999
                                                                                  ----------------        -------------------
                                                                                            (DOLLARS IN THOUSANDS)
                  ASSETS
                  ------

Cash and cash equivalents, including
  interest-bearing accounts of $2,716 at
  March 31, 2000 and $1,371 at September 30, 1999                                   $     3,238               $    2,317
Certificates of deposit                                                                   1,664                    1,664
Investment securities available-for-sale, at fair value                                     170                      183
Investment securities held-to-maturity
  (estimated market value of $18,590 at March 31, 2000
  and $19,541 at September 30, 1999)                                                     19,318                   20,028
Investment in Federal Home Loan Bank stock, at cost                                         480                      365
Mortgage-backed securities held-to-maturity                                                ----
  (estimated market value of $2,121 at March 31, 2000
  and $2,525 at September 30, 1999)                                                       2,081                    2,484
Loans held for sale                                                                         433                       79
                                                                                           ----
Loans receivable, net (reserves for loan losses of $75
  at March 31, 2000 and $63 at September 30, 1999)                                       42,271                   40,091
Income taxes recoverable-current                                                                                      82
Accrued interest receivable                                                                 511                      514
Property and equipment, less accumulated
  depreciation                                                                            1,092                    1,119
Intangible assets                                                                            76                       78
Other assets                                                                                267                      224
                                                                                           ----                     ----

    Total assets                                                                    $    71,601               $   69,228
                                                                                    ===========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposits                                                                   $   50,667                $   51,547
Advances from FHLB                                                                       9,587                     5,856
Advances from borrowers for taxes
  and insurance                                                                            219                       354
Income taxes payable - current                                                              63                        --
Deferred income taxes                                                                      320                       344
Other liabilities                                                                          555                       470
                                                                                          ----                      ----
  Total liabilities                                                                     61,411                    58,571
                                                                                    ----------                ----------


Commitments and contingencies                                                               --                        --


Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                                                   --                        --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,012,441 issued and 688,506 outstanding
  at March 31, 2000 and 741,866 outstanding at September 30, 1999                           10                        10
Paid-in capital                                                                         10,380                    10,371

See accompanying notes to Consolidated Financial Statements.

                                                       1


                                      N S & L BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (CONTINUED)
                                ----------------------------------------------

                                                                              (Unaudited)
                                                                      March 31,              September 30,
                                                                        2000                     1999
                                                                   -------------             -------------
                                                                              (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)
------------------------------------------------

Retained earnings - substantially restricted                            4,964                    4,956
Treasury Stock - at cost; 323,935 shares at March
  31, 2000 and 270,575 at September 30, 1999                           (4,720)                  (4,174)
Unearned compensation                                                    (450)                    (524)

Accumulated other comprehensive income                                      6                       18
                                                                      -------                   ------
  Total stockholders' equity                                           10,190                   10,657
                                                                      -------                   ------
    Total liabilities and stockholders' equity                     $   71,601               $   69,228
                                                                      =======                   ======



















See accompanying notes to Consolidated Financial Statements.



                                       N S & L BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                            --------------------------
                                                                                  (UNAUDITED)
                                                             QUARTER ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                                2000        1999                2000          1999
                                                              --------    --------            --------      --------
                                                             (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)

INTEREST INCOME:
  LOANS RECEIVABLE                                           $   805      $   725            $   1,573     $   1,440
  INVESTMENT SECURITIES                                          323          196                  652           348
  MORTGAGE-BACKED AND
    RELATED SECURITIES                                            40           61                   83           123
  OTHER INTEREST-EARNING ASSETS                                   41           89                   69           213
                                                             --------     --------           ----------    ----------
      TOTAL INTEREST INCOME                                    1,209        1,071                2,377         2,124
                                                             --------     --------           ----------    ----------


INTEREST EXPENSE:
  CUSTOMER DEPOSITS                                              529          521                1,058         1,055
  BORROWED FUNDS                                                 133           54                  238           112
                                                            --------     --------           ----------    ----------
      TOTAL INTEREST EXPENSE                                     662          575                1,296         1,167
                                                            --------     --------           ----------    ----------

  NET INTEREST INCOME                                            547          496                1,081           957

PROVISION FOR LOAN LOSSES                                         --           (1)                  12             2
                                                            --------     --------           ----------    ----------

  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                    547          497                1,069           955
                                                            --------     --------           ----------    ----------

NONINTEREST INCOME:
  GAIN ON SALE OF LOANS                                            7           16                   17            33
  BANKING SERVICE CHARGES
    AND FEES                                                      44           47                  101            95
  LOAN LATE CHARGES                                                2            3                    4             5
  MORTGAGE BANKING FEES                                           31           28                   49            81
  OTHER                                                            1            4                    5             7
                                                            --------     --------           ----------    ----------

    TOTAL NONINTEREST INCOME                                      85           98                  176           221
                                                            --------     --------           ----------    ----------


NONINTEREST EXPENSE:
  COMPENSATION AND
    EMPLOYEE BENEFITS                                            266          239                 520            473
  OCCUPANCY AND EQUIPMENT                                         47           51                  94             99
  DEPOSIT INSURANCE PREMIUM                                        3            7                  10             14
  DATA PROCESSING                                                 35           32                  67             61
  PRINTING, POSTAGE, STATIONERY
    AND SUPPLIES                                                  17           11                  38             37
  PROFESSIONAL FEES                                               15           23                  28             35
  OTHER                                                           55           44                 124            119
                                                            --------     --------           ----------    ----------
    TOTAL NONINTEREST EXPENSE                                    438          407                 881            838
                                                            --------     --------           ----------    ----------


    INCOME BEFORE TAXES                                          194          188                 364            338

INCOME TAXES                                                      80           63                 131            108
                                                            --------     --------           ----------    ----------

NET INCOME                                                   $   114      $   125            $    233      $     230
                                                            ========     ========           ==========    ==========



                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            3




                                        N S & L BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                       -------------------------------------

                                      (UNAUDITED)
                                QUARTER ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                 2000            1999          2000               1999
                                ------        ---------       -------           --------
                                (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)

BASIC EARNINGS PER SHARE         $  .17        $  .18           $  .35         $   .34
                                 ======        ======           ======         =======


DILUTED EARNINGS PER SHARE       $  .17        $  .18           $  .35         $   .33
                                 ======        ======           ======         =======


DIVIDENDS PER SHARE              $  .16        $  .16           $  .32         $   .32
                                 ======        ======           ======         =======










































                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  4


                                       N S & L BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  -----------------------------------------------
                                                        (UNAUDITED)             (UNAUDITED)
                                                  QUARTER ENDED MARCH 31   SIX MONTHS ENDED MARCH 31
                                                   2000          1999        2000         1999
                                                   ----          ----        ----         ----
                                                  (Dollars in thousands)  (Dollars in thousands)

Net income                                          114            125       233          230

Unrealized gains (losses)
     on securities:
  Gains (losses) arising during
    period, net of tax                               (4)           (5)       (12)         (10)
  Reclassification
    adjustment, net of tax                           --            --         --           --
                                                --------      --------    -------      -------
  Other comprehensive
    income (loss)                                    (4)           (5)       (12)         (10)
                                                --------      --------    -------      -------
Comprehensive income                           $    110      $    120    $   221      $   220
                                                ========      ========    =======      =======









































                         See accompanying notes to Consolidated Financial Statements.


                                    N S & L BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ---------------------------------
                                   SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                        (Unaudited)
                                                              2000                       1999
                                                        ----------------          -----------------
                                                                 (Dollars in thousands)
Cash flows from operating activities:
  Net income                                             $       233                 $       230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation                                                      43                          44
Amortization                                                       2                           2
  Premiums and discounts on mortgage-backed
    securities and investment securities                         (39)                        (50)
       Origination of loans held for sale                     (1,619)                     (3,071)
       Proceeds from sale of loans held for sale               1,282                       2,666
  Loss on loans, net of recoveries                                12                           2
  Release of ESOP shares                                          43                          41
  Vesting of MRDP shares                                          40                          38
       Gain on sale of loans                                     (17)                        (34)
  Net change in operating accounts:
       Accrued interest receivable                                 3                         (12)
       Other assets                                              (43)                        (73)
       Other liabilities                                          94                          (7)
       Income taxes payable - deferred                           (23)                         46
       Income taxes payable - current                            145                          31
                                                         -----------                 -----------
          Net cash from (used in)operating activities            156                        (147)
                                                         -----------                 -----------
Cash flows from investing activities:
  Purchase of investment securities held-to-maturity            (120)                     (9,339)
  Proceeds from maturity of investment securities
    held-to-maturity                                             750                       3,534
  Net change in certificates of deposit                           --                          99
  Net change in loans receivable                              (2,192)                       (569)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity               407                         791
  Purchase of mortgage-backed securities held-to-maturity         --                        (555)
  Purchases of property and equipment                            (16)                        (57)
                                                         -----------                 -----------
      Net cash (used in) investing activities            $    (1,171)                $    (6,096)
                                                         -----------                 -----------



                         See accompanying notes to Consolidated Financial Statements.


                                        N S & L BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                          --------------------------------------------------------------------
                                      Six Months Ended March 31, 2000 and 1999

                                                           (Unaudited)

                                                   2000                    1999
                                                 ---------              ----------

                                                       (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit       $    (880)              $    4,432
  Net decrease in mortgage escrow funds              (135)                    (121)
  Cash advances from FHLB                           4,000                       --
  Repayment of cash advances from FHLB               (269)                     (64)
  Purchase of treasury stock                         (546)                     (15)
  Cash dividends paid                                (234)                    (177)
                                                ---------               ----------
     Net cash from financing activities             1,936                    4,055
                                                ---------               ----------

Net increase(decrease) in cash and
  cash equivalents                                    921                   (2,188)

Cash and cash equivalents -
  beginning of period                               2,317                   10,383
                                                ---------               ----------
Cash and cash equivalents -
  end of period                                 $   3,238               $    8,195
                                                =========               ==========









                    See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of March 31, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2000 interim financial statements. The results of operations for the period ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The September 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                     2000                               1999
                                                     ----                               ----
                                   Income             Shares          Per-Share           Income            Shares        Per-Share

                                 (Numerator)      (Denominator)        Amount           (Numerator)      (Denominator)      Amount
                                 -----------      -------------        ------           -----------        -------------    ------

Basic EPS:
Income Available to
 Common Stockholders              $114,000          663,582             $.17             $125,000           688,151         $.18
                                                                        ====                                                ====

Effect of dilutive securities:
Stock option                         --                --                                    --               6,833
                                  --------          -------                              --------           -------
Diluted EPS:
Income available to common
 stockholders plus stock
  options                         $114,000          663,582             $.17             $125,000           694,984         $.18
                                  ========          =======             ====             ========           =======         ====




                                                          FOR THE SIX MONTHS ENDED MARCH 31,
                                                     2000                               1999
                                                     ----                               ----
                                  Income             Shares          Per-Share           Income              Shares       Per-Share

                                (Numerator)      (Denominator)        Amount           (Numerator)        (Denominator)     Amount
                                -----------      -------------        ------           -----------        -------------     ------
Basic EPS:
Income available to
 Common Stockholders              $233,000           673,970           $.35              $230,000            687,429         $.34
                                                                       ====                                                  ====

Effect of dilutive securities:
Stock option                          --                --                                   --                4,172
                                  --------           -------                              --------           --------

Diluted EPS:
Income available to common
 stockholders plus stock
  options                         $233,000            673,970          $.35              $230,000            691,601         $.33
                                  ========           ========          ====              ========           ========         ====

                    N S & L BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)

NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association established an internally -leveraged ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately six years. As of March 31, 2000, the loan had an outstanding balance of $459,248 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned esop shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $21,061 and $19,261 for the three months ended March 31, 2000 and 1999 and $43,371 and 41,283 for the six months ended March 31, 2000 and 1999 respectively.


A SUMMARY OF ESOP SHARES AT MARCH 31, 2000 IS AS FOLLOWS:

SHARES ALLOCATED                                          35,457

SHARES COMMITTED FOR RELEASE                               4,108

UNRELEASED SHARES                                         42,654
                                                          ------

    TOTAL                                                 82,219
                                                          ======

FAIR VALUE OF UNRELEASED SHARES                         $426,540


                    N S & L BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (CONTINUED)

NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,638 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,206 and $18,518 for the three months ended March 31, 2000 and 1999 and $40,412 and $38,162 for the six months ended March 31, 2000 and 1999, respectively.

Also adopted on January 17, 1996 was a Stock Option Plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At May 1, 2000, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At May 5, 2000, the Company has repurchased 329,555 shares of the Corporation's outstanding stock at a cost of $4,776,839.

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

                      N S & L BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE G - Stock Dividend
-----------------------

On March 24, 1999, the Company declared a 20% stock dividend on all outstanding shares of record as of April 15, 1999. A total of 123,627 shares were issued and cash in lieu of stock was issued for all partial shares. The total number of outstanding shares after the stock dividend was 741,866, which has since been reduced 58,980 shares by stock repurchases. All per share amounts and average shares outstanding have been restated to reflect the aforementioned stock dividend.

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1999, as well as certain changes in results of operations during the three and six month periods ended March 31, 2000 and 1999.

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

         This report contains certain "forward-looking statements" concerning the future operations of NS&L Bancorp, Inc. We have used forward-looking statements to describe future plans and strategies, including our expectations of our future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in our market area and the country as a whole, our loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluation the forward-looking statements contained in this report and undue reliance should not be placed on such statements.

CHANGES IN FINANCIAL CONDITION
------------------------------

         Total assets increased $2.4 million from September 30, 1999. Cash and cash equivalents increased $921,000 during the six months ended March 31, 2000. The increase resulted from an increase in FHLB cash advances of $3.7 million and the maturity of investment securities of $750,000 which was partially offset by customer withdrawals of $880,000 and loans financed in the amount of $2.5 million. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

         Nonperforming assets were zero at March 31, 2000, compared to $255,000, or .37% of total assets at September 30, 1999. There were no nonaccrual loans at March 2000 and $37,000 at September 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1999
--------------

         NET INCOME. Net income was $114,000 for the quarter ended March 31, 2000 compared to $125,000 for the quarter ended March 31, 1999. Net interest income after provision for loan losses was $547,000 for the quarter compared to $497,000 for the same quarter last year. Noninterest income decreased $13,000 and noninterest expense increased $31,000. Income tax expense increased $17,000.

         NET INTEREST INCOME. Net interest income of $547,000 for the quarter ended March 31, 2000 increased from $496,000 for the quarter ended March 31, 1999. Interest income increased $138,000 while interest expense increased $87,000.

                    N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         INTEREST INCOME. Interest income increased by $138,000, or 12.9%, to $1.2 million for the quarter ended March 31, 2000 from $1.1 million for the quarter ended March 31, 1999. Interest income from loans receivable increased $80,000 to $805,000 for the quarter ended March 31, 2000 from $725,000 for the quarter ended March 31, 1999. The increase was primarily attributable to the increase in the average balance of loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $127,000 to $323,000 for the quarter ended March 31, 2000 from $196,000 for the quarter ended March 31, 1999. This increase was due to an increase in the balances in investment securities. Interest income from mortgage-backed securities decreased by $21,000 to $40,000 for the quarter ended March 31, 2000 from $61,000 for the quarter ended March 31, 1999. The decrease was due to a decrease in the average balances in mortgage-backed securities. Interest income from other interest-earning assets decreased by $48,000 to $41,000 for the quarter ended March 31, 2000 from $89,000 for the quarter ended March 31, 1999. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to purchase securities and fund loans.

         INTEREST EXPENSE. Interest expense of $662,000 for the quarter ended March 31, 2000 increased $87,000, or 15.1%, from $575,000 for the quarter ended March 31, 1999. The increase is primarily attributable to an increase in the average balances of borrowed funds and to a lesser extent, to some special rate offerings and an overall increase in rates on customer deposits.

         PROVISION FOR LOAN LOSSES. Loan loss provision increased by $1,000 for the quarter ending March 31, 2000 compared to the quarter ending March 31, 1999 and actual loan losses net of recoveries were $4,000 for the quarter ending March 31, 2000 and zero for the comparable quarter.

         NONINTEREST INCOME. Noninterest income of $85,000 for the quarter ended March 31, 2000 decreased $13,000 from $98,000 for the quarter ended March 31, 1999. This decrease was primarily due to a decrease in the gain on sale of loans of $9,000, a decrease of $3,000 in banking service charges and fees and a decrease of other noninterest income of $3,000 and was partially offset by an increase in mortgage banking fees of $3,000 for the quarter ending March 31, 2000 compared to the quarter ending March 31, 1999.

         NONINTEREST EXPENSE. Noninterest expense increased $31,000, or 7.6%, to $438,000 for the quarter ended March 31, 2000 from $407,000 for the quarter ended March 31, 1999. This increase was due to an increase of $27,000 in compensation and employee benefits, an $11,000 increase in other expenses and a $6,000 increase in printing, postage and supplies and was partially offset by a decrease of $8,000 in professional fees and a $4,000 decrease in occupancy and equipment.

         NET INTEREST MARGIN. Net interest margin was 3.18% for the three months ended March 31, 2000 compared to 3.09% for the three months ended March 31, 1999. Income from earning assets increased by $138,000, or 12.9%, between the two quarters and interest expense increased by $87,000, or 15.1%. The average earning asset base increased by $4.2 million, or 6.6%. The average interest-bearing liability base increased by $4.5 million, or 8.4%.

                 N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 TO THE SIX MONTHS ENDED
-------------------------------------------------------------------------
MARCH 31, 1999
--------------

         NET INCOME. Net income increased $3,000 to $233,000 for the six months ended March 31, 2000 compared to $230,000 for the six months ended March 31, 1999. Net interest income after provision for loan losses increased by $114,000 to $1.1 million for the six months ended March 31, 2000 compared to $955,000 for the six months ended March 31, 1999. Noninterest income decreased $45,000 and noninterest expense increased $43,000. Income tax expense increased $23,000.

         NET INTEREST INCOME. Net interest income of $1.1 million for the six months ended March 31, 2000 increased by $124,000 from net interest income of $957,000 for the six months ended March 31, 1999. Total interest income increased $253,000 while interest expense increased $129,000.

         INTEREST INCOME. Total interest income increased $253,000 to $2.4 million for the six months ended March 31, 2000 from $2.1 million for the six months ended March 31, 1999. Interest income from loans receivable increased $133,000 to $1.6 million for the six months ended March 31, 2000 from $1.4 million for the six months ended March 31, 1999. This increase was primarily attributable to the increase in the average balance of loans between the two periods. Interest income from investment securities increased by $304,000 to $652,000 for the six months ended March 31, 2000 from $348,000 for the six months ended March 31, 1999. Interest income from other interest-earning assets decreased by $144,000 to $69,000 for the six months ended March 31, 2000 from $213,000 for the six months ended March 31, 1999. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines. Income from mortgage-backed securities decreased $40,000 to $83,000 at March 31, 2000 from $123,000 for the period ending March 31, 1999. The decrease in mortgage-backed security income was a result of a lower average balance in those investments as repayments were received.

         INTEREST EXPENSE. Total interest expense of $1.3 million for the six months ended March 31, 2000, increased $129,000 from $1.2 million for the quarter ended March 31, 1999. An increase in the average balances of customer deposits and some special rate offerings on certificates of deposits increased interest paid on deposits by $3,000 and an increase of $126,000 in interest on FHLB advances resulted from an increase in the average balance of FHLB advances.

         PROVISION FOR LOAN LOSSES. Loan loss provision increased by $10,000 for the six months ending March 31, 2000 from the comparable period in 1999 and actual loan losses net of recoveries were $4,000 for the period ending March 31, 2000 and zero for the period ending March 31, 1999.

         NONINTEREST INCOME. Noninterest income of $176,000 for the six months ended March 31, 2000 decreased $45,000 from $221,000 for the six months ended March 31, 1999. This decrease was primarily attributable to a $32,000 decrease in mortgage banking fees and a $16,000 decrease in the gain on sale of loans. The decreases were partially offset by a $6,000

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)

increase in banking service charges and fees for the six months ending March 31, 2000 compared to the comparable period ending March 31, 1999.

         NONINTEREST EXPENSE. Noninterest expense increased $43,000 to $881,000 for the six months ended March 31, 2000 from $838,000 for the six ended March 31, 1999. Compensation and employee benefits increased by $47,000 as a result of annual salary increases effective October 1, 1999 and additional personnel needed in the normal operations of business. Data processing increased $6,000 and other expenses increased by $5,000 as a result of normal operation of the Company. These increases were partially offset by a decrease of $5,000 in occupancy and equipment, a decrease of $4,000 in deposit insurance premiums and a $7,000 decrease in professional fees from the comparable period.

         NET INTEREST MARGIN. Net interest margin was 3.16% for the six months ended March 31, 2000 compared to 3.01% for the six months ended March 31, 1999. Income from earning assets increased by $253,000, or 11.9%, between the two periods while interest expense increased by $129,000, or 11.1%. The average earning asset base increased by $4.9 million, or 7.7%. The average interest-bearing liability base increased by $4.9 million, or 9.2%.

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

         While there can be no assurances that the Association has effectively addressed the year 2000 issue, the Association has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, the Association is unaware of any year 2000 issues that have impaired the ability of the Association's borrowers to repay their debt.

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

         The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 1999 and 1998, the

               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Association used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At March 31, 2000, the Association had FHLB advances of $9.6 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $449,000 and undisbursed loans in process of $512,000.

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

         Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.5% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of cash advances has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller average balance of customer accounts. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases and rates on adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have decreased in the past six months as a result of increased competition as new financial institutions enter the market area, they are expected to remain stable in the future.

         At March 31, 2000, certificates of deposit amounted to $32.3 million, or 63.8% of the Association's total deposits, including $22.6 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

         The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Association's liquidity ratio was 38.26% at March 31, 2000. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

         The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at March 31, 2000.


               N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                                                  PERCENT OF ADJUSTED
                                              AMOUNT       TOTAL ASSETS
                                              ------       ------------
                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

Tangible capital                             $  8,530          12.02%
Minimum tangible capital requirement            1,065           1.50
                                             --------          -----
Excess                                       $  7,465          10.52%
                                             ========          =====


Core capital                                 $  8,530          12.02%
Minimum core capital requirement                2,839           4.00
                                             --------          -----
Excess                                       $  5,691           8.02%
                                             ========          =====

Risk-based capital                           $  8,600          26.96%
Minimum risk-based capital requirement          2,552           8.00
                                             --------          -----
Excess                                       $  6,048          18.96%
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 19, 2000. The results of the vote on the matters presented at the Meeting is as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                    Vote For                Vote Withheld

            C.R. Butler              666,439                     6,520
                                    ---------                 ----------

            Ralph J. Haas            666,319                     6,640
                                    ---------                 ----------

            The terms of Directors George A. Henry, Jon C. Genisio, John D. Mills and Robert J. Johnson continued after the meeting.

            Broker non-votes totaled  0
                                      -

       2. The Appointment of Kirkpatrick, Phillips & Miller, CPAs, P.C. as auditors for the Company for the fiscal year ending September 30, 2000 was ratified by stockholders by the following vote:

            For   667,399;     Against  180          Abstain   5,380
                  -------               ---                    -----

            Broker non-votes totaled  0
                                      -


ITEM 5.  OTHER INFORMATION

None.

                    N S & L BANCORP, INC. AND SUBSIDIARY

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A. EXHIBITS
         Exhibit 27-Financial Data Schedule

B. Forms 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      N S & L Bancorp, Inc.


Date  May 15, 2000                 By: /s/ C. R. Butler
      ------------                     -----------------------
                                       C. R. 'Rick' Butler
                                       President
                                       CEO


                                   By: /s/ Carol Guest
                                       -----------------------
                                       Carol Guest
                                       Treasurer