Form 10QSB
period 2000-06-30
NS&L BANCORP INC
filed 2000-08-11
CIK 939929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

                              ---------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending         June 30, 2000
                                 ---------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  -----------------------

Commission File Number                        0-25814
                      ---------------------------------------------------------

                              N S & L Bancorp, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Missouri                                       43-1709446
--------------------------------------          ----------------------------
(State or other jurisdiction of I.R.S.                (I.R.S. Employer
Employer Incorporation or organization)              Identification No.)

P.O. Box 369, Neosho, MO                                   64850
-------------------------------------------            -------------
(Address of principal executive offices)                 (Zip Code)

(417) 451-0429
-------------------------
(Registrant's telephone number)

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




AS OF AUGUST 4, 2000, THERE WERE 667,746 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 2000

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


SIGNATURES



                            N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               ------------------------------

                                                                        (Unaudited)
                                                                JUNE 30,        SEPTEMBER 30,
                                                                  2000              1999
                                                                ------------      -----------
                                                                   (Dollars in thousands)
            ASSETS
            ------

Cash and cash equivalents, including
 interest-bearing accounts of $1,674 at                     $     2,192        $     2,317
 June 30, 2000 and $1,371 at September 30, 1999
Certificates of deposit                                              80              1,664
Investment securities available-for-sale, at fair value             162                183
Investment securities held-to-maturity
 (estimated market value of $18,932 at June 30, 2000
 and $19,541 at September 30)                                    19,618             20,028
Investment in Federal Home Loan Bank stock, at cost                 584                365
Mortgage-backed securities held-to-maturity
 (estimated market value of $3,128 at June 30, 2000
  and $2,525 at September 30.)                                    3,095              2,484
Loans held for sale                                                 126                 79
Loans receivable, net (reserves for loan losses of $58
 at June 30, 2000 and $63 at September 30, 1999)                 43,467             40,091
Income taxes recoverable-current                                     --                 82
Accrued interest receivable                                         544                514
Property and equipment, less accumulated
 depreciation                                                     1,075              1,119
Intangible assets                                                    76                 78
Other assets                                                        213                224
                                                            -----------        -----------

   Total assets                                             $    71,232        $    69,228
                                                            ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customers deposits                                          $    48,240        $    51,547
Advances from FHLB                                               11,653              5,856
Advances from borrowers for taxes and insurance                     298                354
Income taxes payable - current                                       42                 --
Deferred income taxes                                               324                344
Other Liabilities                                                   579                470
                                                            -----------        -----------
  Total liabilities                                              61,136             58,571
                                                            -----------        -----------


Commitments and contingencies                                        --                 --

                See accompanying notes to Consolidated Financial Statements.


                         N S & L BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                    ---------------------------------------------

                                                              (Unaudited)
                                                       JUNE 30,        SEPTEMBER 30,
                                                         2000               1999
                                                    ------------        ----------
                                                          (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                        --               --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,012,441 issued and 672,386 outstanding
  at June 30, 2000 and 741,866
  outstanding at September 30, 1999                              10               10
Paid-in capital                                              10,384           10,371
Retained earning - substantially restricted                   4,997            4,956
Treasury Stock - at cost; 340,055 shares at June 30,
  2000 and 270,575 at September 30, 1999                     (4,884)          (4,174)
Unearned compensation                                          (412)            (524)

Accumulated other comprehensive income                            1               18
                                                       ------------      -----------
  Total stockholders' equity                                 10,096           10,657
                                                       ------------      -----------
    Total liabilities and stockholders' equity         $     71,232      $    69,228
                                                       ============      ===========









          See accompanying notes to Consolidated Financial Statements.


                            N S & L BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                             -----------------------------------



                                             (Unaudited)
                                   QUARTER ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                      2000         1999           2000           1999
                                   ---------     ---------     ---------     ----------
                                    (Dollars in thousands)      (Dollars in thousands)

Interest Income:
 Loan receivable                   $     818     $     728     $   2,391     $    2,168
 Investment securities                   327           278           978            626
 Mortgage-backed and
  related securities                      53            52           135            175
 Other interest-earning assets            30            65           100            278
                                   ---------     ---------     ---------     ----------
   Total interest income               1,228         1,123         3,604          3,247
                                   =========     =========     =========     ==========


Interest Expense:
 Customer deposits                       533           542         1,590          1,597
 Borrowed funds                          172            55           410            167
                                   ---------     ---------     ---------     ----------
  Total interest expense                 705           597         2,000          1,764
                                   ---------     ---------     ---------     ----------

 Net interest income                     523           526         1,604          1,483

Provision for loan losses                 (4)            4             8              6

 Net interest income after
   provision for loan losses             527           522         1,596          1,477

Noninterest Income:
 Gain on sale of loans                    29            23            45             56
 Banking service charges
   and fees                               56            53           157            148
 Loan late charges                         2             2             7              7
 Mortgage banking fees                    36            29            85            110
 Other                                     3             3             7             10
                                   ---------     ---------     ---------     ----------

   Total non interest income             126           110           301            331


Non interest Expense:
 Compensation and
  employee benefits                      286           240           806           713
 Occupancy and equipment                  47            49           141           148
 Deposit insurance premi                   3             8            13            22
 Data processing                          31            30            99            91


                     See accompanying notes to Consolidated Financial Statements.




                        N S & L BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    ---------------------------------------------

                                                  (Unaudited)
                                        QUARTER ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,

                                         2000        1999        2000         1999
                                     -----------  -----------  ---------    ----------
                                      (Dollars in thousands)    (Dollars in thousands)

 Printing , postage, stationery
   and supplies                            15          18          53           55
 Professional fees                         13          11          40           46
 Other                                     65          50         188          169
                                     -----------  -----------  ---------    ----------
    Total noninterest expense             460         406       1,340        1,244
                                     -----------  -----------  ---------    ----------

    Income before taxes                   193         226         557          564

Income Taxes                               53          75         184          183
                                     -----------  -----------  ---------    ----------

Net income                           $    140     $   151      $  373       $  381
                                     ===========  ===========  =========    ==========

Basic earnings per share             $    .22     $   .22      $  .56       $  .55
                                     ===========  ===========  =========    ==========

Diluted earnings per share           $    .22     $   .21      $  .56       $  .55
                                     ===========  ===========  =========    ==========

Dividend per share                   $    .16     $   .16      $  .48       $  .48
                                     ===========  ===========  =========    ==========









          See accompanying notes to Consolidated Financial Statements.


                                     N S & L BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     ------------------------------------------------------------------

                                                   (Unaudited)
                                       QUARTER ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                           2000         1999     2000         1999
                                       ----------    --------- ---------   ----------
                                        (Dollars in thousands)  (Dollars in thousands)

Net income                             $    140      $    151   $    373    $     381

Unrealized gains (losses)
 on securities:
Gains (losses) arising during
 period, net of tax                          (5)            4        (17)          (6)
Reclassification
  adjustment, net of tax                     --            --         --           --
                                       ---------     ---------  ---------   ----------
Other comprehensive
  income (loss)                              (5)            4        (17)          (6)
                                       ---------     ---------  ---------   ----------
Comprehensive income                   $    135      $    155   $    356    $     375
                                       =========     =========  =========   ==========








          See accompanying notes to Consolidated Financial Statements.



                                                    N S & L BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ------------------------------------------------------------------

                                                   NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                          (Unaudited)
                                                                  2000                  1999
                                                              ------------          ------------
                                                                    (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                  $       373           $      381
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                     64                   68
      Amortization                                                      2                    3
      Premiums and discounts on mortgage-backed
        securities and investment securities                          (59)                 (73)
      Origination of loans held for sale                           (2,733)              (5,195)
      Proceeds from sale of loans held for sale                     2,731                4,684
      Loss on loans, net of recoveries                                  8                    6
      Release of ESOP shares                                           64                   65
      Vesting of MRDP shares                                           61                   58
      Gain on sale of loans                                           (45)                 (56)
      Net change in operating accounts:
        Accrued interest receivable                                   (30)                (128)
        Other assets                                                   11                 (197)
        Other liabilities                                             121                   12
        Income taxes payable - deferred                               (16)                  94
        Income taxes payable - current                                124                    7
                                                              ------------          ------------
          Net cash from (used in) operating activities                676                 (271)
                                                              ------------          ------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                 (498)             (13,838)
  Proceeds from maturity of investment securities
     held-to-maturity                                                 750                4,334
  Net change in certificates of deposit                             1,584                  594
  Net change in loan receivable                                    (3,384)                (727)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                    496                1,036
  Purchase of mortgage-backed securities held-to-maturity          (1,109)                (555)
  Purchases of property and equipment                                 (20)                 (73)
                                                              ------------          ------------
      Net cash (used in) investing activities                 $    (2,181)          $   (9,229)
                                                              ------------          ------------




          See accompanying notes to Consolidated Financial Statements.



                                                          N S & L BANCORP, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              ---------------------------------------------------------

                                                        NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                      (Unaudited)
                                                             2000                  1999
                                                         -----------          ------------
                                                              (Dollars in thousands)


Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit                $  (3,307)           $  3,085
  Net decrease in mortgage escrow funds                        (56)                (36)
  Cash advances from FHLB                                    6,100                  --
  Repayment of cash advances from FHLB                        (303)                (97)
  Purchase of treasury stock                                  (710)                (15)
  Cash dividends paid                                         (344)               (275)
                                                         -----------          ---------
    Net cash from financing activities                       1,380               2,662
                                                         -----------          ---------


Net increase (decrease) in cash and
  cash equivalents                                            (125)             (6,838)


Cash and cash equivalents -
  beginning of period                                        2,317              10,383
                                                         -----------          ---------


Cash and cash equivalents -
  end of period                                          $   2,192            $  3,545
                                                         ===========          =========








          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of June 30, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2000 interim financial statements. The results of operations for the period ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The September 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                             2000                                 1999
                                             ----                                 ----
                                      Income         Shares         Per-Share      Income         Shares      Per-Share

                                    (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)    Amount
                                    -----------   ------------       ------      ----------    -------------    ------
Basic EPS:
Income available to
 Common Stockholders                 $140,000       640,085           $.22        $151,000         691,703       $.22

Effect of dilutive securities:
Stock options                              --            --                             --          15,488
                                     ---------      --------                      --------         -------

Diluted EPS:
Income available to common
  stockholders plus stock
  options                            $140,000       640,085           $.22        $151,000         707,191       $.21
                                     ========       =======           ====        ========         =======       ====

                                                FOR THE NINE MONTHS ENDED JUNE 30,
                                             2000                                 1999
                                             ----                                 ----
                                      Income         Shares         Per-Share      Income         Shares      Per-Share

                                    (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)    Amount
                                    -----------   ------------       ------      ----------    -------------    ------

Basic EPS:
Income available to
 Common Stockholders                 $373,000       662,716           $.56        $381,000         688,854       $.55

Effect of dilutive securities:
Stock options                              --            --                             --           9,259
                                     ---------      --------                      --------         -------

Diluted EPS:
Income available to common
  stockholders plus stock
  options                            $373,000       662,716           $.56        $381,000         698,113       $.55
                                     ========       =======           ====        ========         =======       ====

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association established an internally - leveraged ESOP for the exclusive benefit of participating employees ( all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately five years. As of June 30, 2000, the loan had an outstanding balance of $459,248 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $21,179 and $23,841 for the three months ended June 30, 2000 and 1999 and $64,550 and $65,124 for the nine months ended June 30, 2000 and 1999 respectively.

A summary of ESOP shares at June 30, 2000 is as follows:

Shares allocated                                      35,457

Shares committed for release                           6,162

Unreleased shares                                     40,600
                                                      ------

   Total                                              82,219
                                                      ======

Fair value of unreleased shares                     $411,075

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by the stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,638 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,206 and $20,206 for the three months ended June 30, 2000 and 1999 and $60,618 and $58,368 for the nine months ended June 30, 2000 and 1999 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At August 4, 2000, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At August 4, 2000, The Company has repurchased 344,695 shares of the Corporation's outstanding stock at a cost of $4,940,349.

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

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE G - Stock Dividend
-----------------------

On March 24, 1999, the Company declared a 20% stock dividend on all outstanding shares of record as of April 15, 1999. A total of 123, 627 shares were issued and cash in lieu of stock was issued for all partial shares. The total number of outstanding shares after the stock dividend was 741,866, which has since been reduced 74,120 shares by stock repurchases. All per share amounts and average shares outstanding have been restated to reflect the aforementioned stock dividend.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 1999, as well as certain changes in results of operations during the three and nine month periods ended June 30, 2000 and 1999.

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

      This report contains certain "forward-looking statements" concerning the future operations of NS&L Bancorp, Inc. We have used forward-looking statements to describe future plans and strategies, including our expectations of our future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in our market area and the country as a whole, our loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluation of the forward-looking statements contained in this report and undue reliance should not be placed on such statements.

CHANGES IN FINANCIAL CONDITION
------------------------------

      Total assets increased $2.0 million from September 30, 1999. Loans increased $3.4 million and mortgage-backed securities increased $611,000 during the nine months ended June 30, 2000. These increases were partially offset by decreases in cash and cash equivalents of $125,000, decreases in certificates of deposit of $1.6 million, decreases in investment securities of $213,000 and other assets decreased $199,000. Customer deposits decreased $3.3 million due to the maturity of $1.5 million in short term deposits and increased competition as more lending institutions enter the market area. Cash advances from Federal Home Loan Bank of Des Moines increased $5.8 million to fund the increase in loans and supply liquidity. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

      Nonperforming assets were $23,000 or .03% of total assets at June 30, 2000, compared to $255,000, or .37% of total assets at September 30, 1999. There were no nonaccrual loans at June 30, 2000 and $37,000 at September 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
JUNE 30, 1999
-------------

      NET INCOME. Net income was $140,000 for the quarter ended June 30, 2000 compared to $151,000 for the quarter ended June 30, 1999. Net interest income after provision for loan losses was $527,000 for the quarter compared to $522,000 for the same quarter last year. Noninterest income increased $16,000 and noninterest expense increased $54,000. Income tax expense decreased $22,000.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      NET INTEREST INCOME. Net interest income of $523,000 for the quarter ended June 30, 2000 decreased from $526,000 for the quarter ended June 30, 1999. Interest income increased $105,000 while interest expense increased $108,000.

      INTEREST INCOME. Interest income increased by $105,000, or 9.3%, to $1.2 million for the quarter ended June 30, 2000 from $1.1 million for the quarter ended June 30, 1999. Interest income from loans receivable increased $90,000 to $818,000 for the quarter ended June 30, 2000 from $728,000 for the quarter ended June 30, 1999. The increase was primarily attributable to the increase in the average balance of loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $49,000 to $327,000 for the quarter ended June 30, 2000 from $278,000 for the quarter ended June 30, 1999. This increase was due to an increase in the balances in investment securities. Interest income from mortgage-backed securities increased by $1,000 to $53,000 for the quarter ended June 30, 2000 from $52,000 for the quarter ended June 30, 1999. Interest income from other interest-earning assets decreased by $35,000 to $30,000 for the quarter ended June 30, 2000 from $65,000 for the quarter ended June 30, 1999. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to fund loans and purchase securities.

      INTEREST EXPENSE. Interest expense of $705,000 for the quarter ended June 30, 2000 increased $108,000, or 18.1%, from $597,000 for the quarter ended June 30, 1999. The increase is primarily attributable to an increase in the average balances of borrowed funds and to a lesser extent, to some special rate offerings and an overall increase in rates on customer deposits.

      PROVISION FOR LOAN LOSSES. Loan loss provision decreased by $8,000 for the quarter ending June 30, 2000 compared to the quarter ending June 30, 1999 and actual loan losses net of recoveries were $9,000 for the quarter ending June 30, 2000 and zero for the comparable quarter last year.

      NONINTEREST INCOME. Noninterest income of $126,000 for the quarter ended June 30, 2000 increased $16,000 from $110,000 for the quarter ended June 30, 1999. This increase was due to an increase in mortgage banking fees of $7,000, an increase of $3,000 in banking service charges and fees and an increase on the gain on the sale of loans of $6,000 for the quarter ending June 30, 2000 compared to the quarter ending June 30, 1999.

      NONINTEREST EXPENSE. Noninterest expense increased $54,000, or 13.3%, to $460,000 for the quarter ended June 30, 2000 from $406,000 for the quarter ended June 30, 1999. This increase was due to an increase of $46,000 in compensation and employee benefits as a result of annual salary increases effective October 1, 1999 and additional personnel needed in the normal operations of business and a $15,000 increase in other expenses which was partially offset by a decrease of $2,000 in occupancy and equipment and a $3,000 decrease in printing, postage and supplies.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NET INTEREST MARGIN. Net interest margin was 2.98% for the three months ended June 30, 2000 compared to 2.99% for the three months ended June 30, 1999. Income from earning assets increased by $105,000, or 9.3%, between the two quarters and interest expense increased by $108,000, or 18.1%. The average earning asset base increased by $5.8 million, or 8.9%. The average interest-bearing liability base increased by $5.3 million, or 9.8%.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000 TO THE NINE  MONTHS ENDED
---------------------------------------------------------------------------
JUNE 30, 1999
-------------

      NET INCOME. Net income decreased $8,000 to $373,000 for the nine months ended June 30, 2000 compared to $381,000 for the nine months ended June 30, 1999. Net interest income after provision for loan losses increased by $119,000 to $1.6 million for the nine months ended June 30, 2000 compared to $1.5 million for the nine months ended June 30, 1999. Noninterest income decreased $30,000 and noninterest expense increased $96,000. Income tax expense increased $1,000.

      NET INTEREST INCOME. Net interest income of $1.6 million for the nine months ended June 30, 2000 increased by $121,000 from net interest income of $1.5 million for the nine months ended June 30, 1999. Total interest income increased $357,000 while interest expense increased $236,000.

      INTEREST INCOME. Total interest income increased $357,000 to $3.6 million for the nine months ended June 30, 2000 from $3.2 million for the nine months ended June 30, 1999. Interest income from loans receivable increased $223,000 to $2.4 million for the nine months ended June 30, 2000 from $2.2 million for the nine months ended June 30, 1999. This increase was primarily attributable to the increase in the average balance of loans between the two periods. Interest income from investment securities increased by $352,000 to $978,000 for the nine months ended June 30, 2000 from $626,000 for the nine months ended June 30, 1999 as a result of investing cash in FHLB securities which have higher rates than the FHLB daily time rates were in the preceding period. Interest income from other interest-earning assets decreased by $178,000 to $100,000 for the nine months ended June 30, 2000 from $278,000 for the nine months ended June 30, 1999. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines. Income from mortgage-backed securities decreased $40,000 to $135,000 at June 30, 2000 from $175,000 for the period ending June 30, 1999. The decrease in mortgage-backed security income was a result of a lower average balance in those investments as repayments were received.

      INTEREST EXPENSE. Total interest expense of $2.0 million for the nine months ended June 30, 2000, increased $236,000 from $1.8 million for the quarter ended June 30, 1999. A decrease in the average balances of customer deposits decreased interest paid on deposits by $7,000 and an increase of $243,000 in interest on FHLB advances resulted from an increase in the average balance of FHLB advances.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      PROVISION FOR LOAN LOSSES. Loan loss provision increased by $2,000 for the nine months ending June 30, 2000 from the comparable period in 1999 and actual loan losses net of recoveries were $13,000 for the period ending June 30, 2000 and zero for the period ending June 30, 1999.

      NONINTEREST INCOME. Noninterest income of $301,000 for the nine months ended June 30, 2000 decreased $30,000 from $331,000 for the nine months ended June 30, 1999. This decrease was primarily attributable to a $25,000 decrease in mortgage banking fees and a $11,000 decrease in the gain on sale of loans as mortgage loan originations and loan fees have been reduced by increased competition in the mortgage banking area. The decreases were partially offset by a $9,000 increase in banking service charges and fees for the nine months ending June 30, 2000 compared to the period ending June 30, 1999.

      NONINTEREST EXPENSE. Noninterest expense increased $96,000 to $1.3 million for the nine months ended June 30, 2000 from $1.2 million for the nine ended June 30, 1999. Compensation and employee benefits increased by $93,000 as a result of annual salary increases effective October 1, 1999 and additional personnel needed in the normal operations of business. Data processing increased $8,000 and other expenses increased by $19,000 as a result of normal operation of the Company. These increases were partially offset by a decrease of $7,000 in occupancy and equipment, a decrease of $9,000 in deposit insurance premiums and a $6,000 decrease in professional fees from the comparable period.

      NET INTEREST MARGIN. Net interest margin was 3.10% for the nine months ended June 30, 2000 compared to 3.27% for the nine months ended June 30, 1999. Income from earning assets increased by $357,000, or 11.0%, between the two periods while interest expense increased by $236,000, or 13.4%. The average earning asset base increased by $4.6 million, or 7.2%. The average interest-bearing liability base increased by $4.3 million, or 7.9%.

YEAR 2000 ISSUES
----------------

      The year 2000 issue exists because many computer systems and applications use two- digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of the Association's business and could have a material adverse effect on the Association's business, financial condition or results of operations.

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

      The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 2000 and 1999, the Association used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At June 30, 2000, the Association had FHLB advances of $11.7 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $863,000 and undisbursed loans in process of $479,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.5% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of cash advances has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller average balance of customer accounts. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases and rates on adjustable-rate loans continue to rise as those loans reprice at the annual adjustment dates. Although customer deposits have decreased in the past nine months as a result of increased competition as new financial institutions enter the market area and the maturity of $1.5 million in short term funds, deposits are expected to remain stable in the future.

      At June 30, 2000, certificates of deposit amounted to $30.6 million, or 63.3% of the Association total deposits, including $23.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

      The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Association's liquidity

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



ratio was 40.38% at June 30, 2000. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 2000.



                                                    Percent of Adjusted
                                              Amount            Total Assets
                                              ------------------------------
                                                     (Unaudited)
                                               (Dollars in thousands)
Tangible capital                              $  8,702          12.32%
Minimum tangible capital requirement             1,060           1.50
                                              --------          -----
Excess                                        $  7,642          10.82%
                                              ========          =====


Core capital                                  $  8,702          12.32%
Minimum core capital requirement                 2,826           4.00
                                              --------         ------
Excess                                        $  5,876           8.32%
                                              ========          =====

Risk-based capital                            $  8,760          27.44%
Minimum risk-based capital requirement           2,554           8.00
                                              --------         ------
Excess                                        $  6,206          19.44%
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


                                          N S & L BANCORP, INC.


DATE  AUGUST 11, 2000              BY:   /s/ C.R. Butler
      ---------------                    --------------------------------
                                             C.R. 'RICK' BUTLER
                                             PRESIDENT
                                             CEO


                                   BY:   /s/ Carol Guest
                                         ---------------------------------
                                             Carol Guest
                                             Treasurer