Form 10KSB
period 2000-09-30
NS&L BANCORP INC
filed 2000-12-28
CIK 939929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:  0-25814

                               NS&L BANCORP, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Missouri                                           43-1709446
--------------------------------------------------      ------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                        Identification No.)

111 East Main Street, Neosho, Missouri                          64850
------------------------------------------                 --------------
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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X

        The registrant's revenues for the fiscal year ended September 30, 2000 were $5,329,000.

        As of December 15, 2000, there were issued and outstanding 661,882 shares of the registrant's Common Stock, which are listed on the Nasdaq SmallCap Market under the symbol "NSLB." Based on the average of the bid and asked prices for the Common Stock on December 15, 2000, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $6,825,658 (661,882 shares at $10.3125 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (Parts I and II)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

                                     PART I

Item 1. Description of Business

General

         NS&L Bancorp, Inc. ("NS&L Bancorp" or the "Corporation") is the holding company for Neosho Savings and Loan Association, F.A. ("Neosho Savings" or the "Association"). NS&L Bancorp has not engaged in any significant activity other than holding the stock of Neosho Savings. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Neosho Savings and its subsidiary.

         Neosho Savings, founded in 1884, is a federally chartered stock savings and loan association, located in Neosho, Missouri. The Association is regulated by the Office of Thrift Supervision (the "OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), the insurer of its deposits. The Association's deposits are insured by the Savings Association Insurance Fund (the "SAIF"). The Association has been a member of the Federal Home Loan Bank (the "FHLB") System since 1956. The Association is a community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Association's lending market area. The Association also originates mortgage loans for sale in the secondary market by itself as well as through its wholly-owned subsidiary, Crawford Mortgage, Inc.

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

         The Association operates in a highly competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions and from commercial banks located in its lending market area. As of September 30, 2000, there was one other thrift institution and six commercial banks in Neosho. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future. In addition, the small population of the Association's market area may restrict the future growth of the Association.

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

         The following table is provided by the OTS and illustrates the change in NPV at September 30, 2000, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.


                                                                                         NPV as % of Percent of
                                                                                        Portfolio Value of Assets
                                         Net Portfolio Value                         ------------------------------
Basis Points ("bp"        -------------------------------------------------             NPV
 Changes in Rates )        $ Amount        $ Change(1)          % Change              Ratio(2)          Change (3)
------------------        ----------       ------------       -------------          ----------        ------------
                                          (Dollars in Thousands)

       400                $       --         $       --               --%                 --%                -bp
       300                     6,194             (3,722)             (38)               9.19                (450)
       200                     7,530             (2,386)             (24)              10.89                (280)
       100                     8,782             (1,134)             (11)              12.39                (129)
       --                      9,916                                                   13.68
      (100)                   10,676                760                8               14.48                  80
      (200)                   10,731                815                8               14.44                  76
      (300)                   10,934              1,018               10               14.56                  88
      (400)                       --                 --               --                  --                  --

-----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

                                                                           At September 30,
                                                     -------------------------------------------------------------
                                                             2000                  1999                1998
                                                     --------------------   ------------------  ------------------
                                                                 Percent             Percent             Percent
                                                      Amount     of Total    Amount  of Total   Amount    of Total
                                                     ---------   --------   -------  ---------  -------   --------
                                                                        (Dollars in Thousands)
Mortgage loans:
   One- to four-dwelling units....................     $38,851     86.85    $34,790    84.75%  $33,621     86.49%
   Commercial and multi-family....................         769      1.72        857     2.10       564      1.45
   Construction...................................         654      1.46      1,668     4.06     2,167      5.58
   Land...........................................          42       .09         --       --        --        --
                                                      --------   -------    -------  -------   -------   -------
      Total mortgage loans........................      40,316     90.12     37,315    90.91    36,352     93.52
                                                      --------     -----   --------  -------   -------   -------

Consumer and other loans:
   Loans on deposit accounts......................         365       .82        482     1.17       471      1.21
   Home equity....................................       1,994      4.46      1,647     4.02       809      2.08
   Education......................................          --                    5     0.01        23      0.06
   Automobile.....................................       2,058      4.60      1,599     3.89     1,206      3.10
   Other..........................................          --                    2       --        12      0.03
                                                     ---------     -----   --------  -------   -------    ------
      Total consumer and other loans..............       4,417      9.88      3,735     9.09     2,521      6.48
                                                     ---------    ------   --------  -------   -------    ------
      Total loans.................................      44,733    100.00%    41,050   100.00%   38,873    100.00%
                                                      --------    ======   --------   ======   -------    ======
Less:
   Undisbursed loans in process...................         285                  859              1,299
   Unearned loan fees.............................         (92)                 (42)                16
   Allowances for loan losses.....................          63                   63                 52
                                                     ---------           ----------            -------
      Total loans receivable, net.................     $44,477              $40,170            $37,506
                                                       =======              =======            =======


         Residential Real Estate Lending. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its lending market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. The Association presently originates for retention in its portfolio both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2000, $30.7 million, or 79.0%, of the Association's one- to four-family residential mortgage loans were subject to periodic interest rate adjustments and $8.2 million, or 21.0%, were fixed-rate loans.

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

         Automobile loans are secured by both new and used cars. Automobile loans are only made to the borrower- owners on a direct basis. New cars are financed for a period of up to 54 months while used cars are financed for 42 months or less depending on the age of the car. Collision and comprehensive insurance coverage is required on all automobile loans and the Association holds the certificate of title to the car securing the loan.

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

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 2000, the Association had a total of $62,000 in delinquencies in its consumer loan portfolio.

Loan Maturity and Repricing

         The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses. Amounts include loans held for sale.



                                                                After      After      After
                                                               One Year   3 Years    5 Years
                                                     Within    Through    Through    Through    Beyond
                                                    One Year   3 Years    5 Years    10 Years  10 Years    Total
                                                   ---------- ---------- ---------- ---------- --------- ----------
                                                                        (Dollars in Thousands)
Mortgage loans:
   One- to four-family dwelling units............     $1,011     $  369     $  530     $6,796   $30,145    $38,851
   Commercial and multi-family
      real estate................................          -         37          -          -       732        769
   Construction..................................          -          -          -          -       654        654
   Land..........................................         42          -          -          -            -       42
                                                    -------- ---------- ---------- ---------- ---------------------
     Total mortgage loans........................      1,053        406        530      6,796    31,531     40,316
Consumer and other loans.........................        588        983        858        171     1,817      4,417
                                                    --------   --------   --------   -------- ---------  ---------
     Total loans.................................     $1,641     $1,389     $1,388     $6,967   $33,348    $44,733
                                                      ======     ======     ======     ======   =======    =======


         The following table sets forth the dollar amount of all loans due one year after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                                 Floating- or
                                                        Fixed-   Adjustable-
                                                         Rate     Rates
                                                      ---------- ----------
                                                      (Dollars in Thousands)
Mortgage loans:
   One- to four-family dwelling units................     $7,143    $30,697
   Commercial and multi-family
      real estate....................................        300        469
   Construction......................................         --        654
                                                         -------    -------
     Total mortgage loans............................      7,443     31,820
Consumer and other loans.............................      1,835      1,994
                                                         -------    -------
     Total loans.....................................     $9,278    $33,814
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

         Loan Originations, Sales and Purchases. During the year ended September 30, 2000, the Association's total gross mortgage loan originations were $15.1 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon relative customer demand for loans in its market.

         Consistent with its asset/liability management strategy, the Association's policy had been to retain in its portfolio all of the one- to four-family loans that it originates. In August 1997, the Association acquired Crawford Mortgage, Inc., a mortgage broker based in Joplin, Missouri. Through Crawford Mortgage, the Association originates loans to sell in the secondary market. During the year ended September 30, 2000 the Association sold $4.5 million of loans.

         The  Association   occasionally   purchases  loans  to  supplement  its
originations. No loans were purchased during the year ended September 30, 1999 and six loans were purchased during the year ended September 30, 2000.

         The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                                      Years Ended September 30,
                                                              --------------------------------------
                                                                2000          1999           1998
                                                              ---------    -----------     ---------
                                                                          (In Thousands)
Total mortgage loans at beginning of period..................   $37,315        $36,352       $32,594
Mortgage loans originated:
   One- to four-family dwelling units(1).....................    14,970         14,714        10,920
   Commercial and multi-family real estate...................       120             --            360
                                                              ---------    -----------     ----------
     Total mortgage loans originated.........................    15,090         14,714        11,280
Mortgage loans purchased.....................................       640             --            --
Mortgage loans sold..........................................     4,467          5,765           877
Mortgage loan principal repayments...........................     8,077          7,986         6,645
Loans transferred to other real estate.......................       185             --              --
                                                              ---------    -----------     -----------

Net loan activity............................................     3,001            963         3,758
                                                               --------     ----------     ---------

Total gross mortgage loans at end of period..................   $40,316        $37,315       $36,352
                                                                =======        =======       =======

--------------------
(1) Includes construction loans originated during the period.

         Loan Commitments. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $2.7 million at September 30, 2000. See Note 15 of Notes to Consolidated Financial Statements contained in the Annual Report.

         Loan Origination and Other Fees. The Association, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between zero and two points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $(92,000) in net deferred mortgage loan fees at September 30, 2000.

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

         In most cases, delinquencies are cured promptly; however, if by the ninety-first day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

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

                                                                           At September 30,

                                                  ------------------------------------------------------------------
                                                     2000         1999          1998         1997          1995
                                                  ----------   ----------   ------------  -----------  -------------
                                                                        (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential.............................        $  3        $  37            $21         $  9           $  3
     Commercial and multi-family.............          --           --             --           --             --
   Consumer and other........................           3           --             --           11             --
                                                      ---       ------           ----      -------        -------
       Total.................................           6           37             21           20              3
                                                                ------          -----      -------       --------

Accruing loans which are
   contractually past due 90 days or more:
   Real estate:

     Residential.............................          46          218             45           66             19
     Commercial and multi-family.............          --           --             --           --             --
   Consumer and other........................          21           --             --           --             --
                                                     ----       ------           ----      -------        -------
       Total.................................          67          218             45           66             19
                                                     ----        -----           ----      -------        -------

Total of nonaccrual and 90 days
   past due loans............................          73          255             66           86             22

Real estate owned(1).........................          --           --             --           --             --
                                                      ---       ------           ----      -------         ------
       Total non-performing assets...........        $ 73         $255            $66       $   86          $  22
                                                     ====         ====            ===       ======          =====
Restructured loans...........................          --           --             --           --             --
                                                      ===       ======           ====      =======         ======
Total loans delinquent 90 days or
           more to net loans.................        0.16%        0.64%          0.18%        0.25%          0.07%
                                                     ====         ====           ====        =====           ====

Total loans delinquent 90 days or
          more to consolidated total assets..        0.10%        0.37%          0.09%        0.14%          0.04%
                                                     ====         ====           ====         ====           ====
Total non-performing assets to
consolidated total assets....................        0.10%        0.37%          0.09%        0.14%          0.04%
                                                     ====         ====           ====         ====           ====


-----------------------------------
(1) Represents the book value of property acquired through foreclosure, net of valuation reserves.

         Interest income that would have been recorded for the year ended September 30, 2000 had nonaccruing loans been current in accordance with their original terms amounted to approximately $300.00. The amount of interest included in interest income on such loans for the year ended September 30, 2000 was $0.

         Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to its fair value. At September 30, 2000, the Association had no REO.

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

         The following table sets forth the number and amount of classified loans at September 30, 2000.

                                                   Loss                  Doubtful               Substandard
                                          ----------------------   ---------------------   ---------------------
                                            Number                   Number                   Number
                                              of        Principal     of       Principal       of      Principal
                                            Loans         Amount     Loans       Amount       Loans      Amount
                                          ----------   ---------   ---------   ---------   ---------   ---------
Mortgage loans:
   One- to four-family....................    -            -           -           -           -           -
   Commercial and multi-family............    -            -           -           -           -           -
   Real estate............................    -            -           -           -           -           -
   Construction...........................    -            -           -           -           -           -
Consumer and other loans..................    -            -           -           -           -           -


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

         Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances. A provision of $13,000 was charged against income for the year ended September 30, 2000. At September 30, 2000, the Association had an allowance for loan losses of $63,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio.

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


                                                                      Years Ended September 30,

                                                  ------------------------------------------------------------------
                                                     2000         1999          1998         1997          1995
                                                  ----------   ----------   ------------  -----------  -------------
                                                                        (Dollars in Thousands)
Allowance at beginning of period.............         $63          $52            $44          $41            $38
Provision for loan losses....................                       12              8            3              3

Recoveries...................................          20           --             --           --             --
Charge-offs..................................         (30)          (1)            --           --             --
                                                    ------       -----           ----    ---------     ----------
Net charge-offs..............................         (13)          (1)            --           --             --
                                                    ------       -----           ----    ---------     ----------

Balance at end of period.....................         $63          $63            $52          $44            $41
                                                      ===          ===            ===     ========      =========

Ratio of allowance to total loans............        0.14%        0.15%          0.14%        0.13%          0.13%

Ratio of net charge-offs to average
   loans outstanding during the period.......        0.03           --             --           --             --

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                          At September 30,
                                                 ------------------------------------------------------------------
                                                         2000                  1999                   1998
                                                 --------------------  --------------------  ----------------------
                                                          Percent of            Percent of              Percent of
                                                           Loans in              Loans in                Loans in
                                                             Each                  Each                    Each
                                                          Category to           Category to             Category to
                                                  Amount  Total Loans   Amount  Total Loans    Amount    Total Loans
                                                 -------- -----------  -------- -----------  ---------  -----------
                                                                       (Dollars in Thousands)
Mortgage loans:
   One- to four-family dwelling units..........       $41       86.85%      $45       84.75%       $41        86.49%
   Commercial and multi-family.................        --        1.72        --        2.10         --         1.45
   Construction................................        --        1.46        --        4.06         --         5.58
   Land........................................        --        0.09        --          --         --           --
Consumer and other loans.......................        22        9.88        18        9.09         11         6.48
                                                     ----    --------      ----    --------       ----     --------
     Total allowance for loan losses...........       $63     100.00 %      $63     100.00 %       $52       100.00%
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

         The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation and Supervision" contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contained in the Annual Report. At September 30, 2000, the Association's regulatory liquidity was 40.8% which is significantly in excess of the 4.0% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

                                                                        At September 30,
                                              ---------------------------------------------------------------------
                                                       2000                    1999                   1998
                                              ----------------------  ---------------------- ----------------------
                                                 Book     Percent of     Book     Percent of    Book     Percent of
                                                Value      Portfolio    Value      Portfolio   Value      Portfolio
                                              ----------  ----------  ----------  ---------- ----------  ----------
                                                                     (Dollars in Thousands)
Mortgage-backed securities:
   GNMA:
     Fixed..................................      $   15        0.52%     $   26        1.05%    $   40        1.28%
     Adjustable.............................         653       22.46         809       32.57        690       22.11
   FHLMC:

     Fixed..................................         436       15.00         521       20.97        712       22.81
     Adjustable.............................          --          --          --          --         --          --
   FNMA:

     Fixed..................................          64        2.20         116        4.67        264        8.46
     Adjustable.............................       1,776       61.09       1,051       42.31      1,475       47.26

Unamortized premium (discount), net.......           (37)      (1.27)        (39)      (1.57)       (60)      (1.92)
                                                 -------    --------   ---------    --------  ---------    --------
       Total mortgage-backed securities.....      $2,907      100.00%     $2,484      100.00%    $3,121      100.00%
                                                  ======      ======      ======      ======     ======      ======



         At September 30, 2000, the Corporation's investment securities portfolio totalled approximately $19.6 million at carrying value and consisted principally of U.S. Treasury and agency securities and municipal bonds. The Corporation's municipal bond portfolio, which totalled $1.3 million at fair value ($1.3 million at amortized cost) at September 30, 2000, was comprised primarily of obligations of political subdivisions of the State of Missouri that have maturities ranging from less than one year to five to 10 years.

         The following table sets forth the composition of the Corporation's investment securities portfolio at carrying value at the dates indicated.

                                                                     At September 30,
                                                 2000                      1999                      1998
                                         Carrying   Percent of     Carrying   Percent of     Carrying   Percent of
                                          Value      Portfolio      Value      Portfolio      Value      Portfolio
                                        ----------  -----------   ----------  -----------   ----------  -----------
                                                                  (Dollars in Thousands)
Debt securities:
     U.S. Government treasury and
        obligations of U.S.
        Government agencies..........      $18,299        89.40%     $18,970        92.19%      $8,482        85.07%
     State and political
           subdivision...............        1,339         6.54        1,059         5.15          919         9.22
                                         ---------     --------    ---------     --------     --------     --------
       Total debt securities.........       19,638        95.94       20,029        97.34        9,401        94.29
                                                                    --------      -------      -------      -------
Equity securities:
     FHLB stock......................          657         3.21          365         1.77          365         3.66
     Common stock....................          173         0.85          183         0.89          204         2.05
                                        ----------     --------   ----------     --------     --------     --------
       Total equity securities.......          830         4.06          548         2.66          569         5.71
                                        ----------     --------   ----------     --------     --------     --------
         Total.......................      $20,468       100.00%     $20,577       100.00%      $9,970       100.00%
                                           =======       ======      =======       ======       ======       ======

         The following table sets forth the maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at September 30, 2000.

                                            Less Than             One to            Over Five to              Over
                                            One Year            Five Years            Ten Years            Ten Years
                                        Amount     Yield     Amount     Yield     Amount     Yield     Amount      Yield
                                       --------  ---------  --------  ---------  ---------  --------  ---------  ---------
                                                               (Dollars in Thousands)
   Debt securities:
     U.S. Government treasury a
        obligations of U.S.
        Government agencies              $--        --%      $5,999      6.09%    $11,550      6.59%   $   750       7.05%
     State and political subdivision      85      4.25          230      6.13         739      5.10        285       5.36
                                        ----               --------             ---------             --------
       Total...................          $85                 $6,229               $12,289               $1,035
                                         ===                 ======               =======               ======

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

         The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of September 30, 2000. Jumbo certificates of deposit represent minimum deposits of $100,000.

Maturity Period                                       Amounts

------------------                                ----------------
                                                   (In Thousands)

Three months or less...........................         $   101
Over three through six months..................             747
Over six through twelve months.................           1,037
Over twelve months.............................             421
                                                       --------
         Total.................................          $2,306
                                                         ======


         The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Association at the dates indicated.

                                                                      At September 30,
                             ------------------------------------------------------------------------------------------------
                                         2000                             1999                              1998
                             -----------------------------   ------------------------------    ------------------------------
                                        Percent                         Percent                          Percent
                                          of      Increase                of      Increase                 of       Increase
                              Amount     Total   (Decrease)   Amount     Total    (Decrease)      Amount  Total    (Decrease)
                             ---------  -------  ---------   ---------  -------   ---------    --------- --------  ----------
                                                                   (Dollars in Thousands)
Noninterest-bearing .......   $   977     2.03%  $    15    $   962      1.87%   $   383        $   579     1.21%   $   181
Demand and NOW checking ...     7,818    16.20    (1,023)     8,841     17.15      1,505          7,336    15.30      1,386
Passbook savings accounts .     5,326    11.04      (343)     5,669     11.00        (49)         5,718    11.93        (14)
Money market deposit ......     2,222     4.60      (631)     2,853      5.53        269          2,584     5.39       (504)
Fixed-rate certificates
   which mature:
   Within one year ........    26,223    54.34     2,520     23,703     45.98        894         22,809    47.57      1,201
   After one year, but
      within three years ..     5,352    11.09    (3,989)     9,341     18.12        906          8,435    17.59      2,005
   After three years ......       338     0.70       160        178      0.35       (305)           483     1.01       (203)
                             --------   ------       ---    -------    ------    -------        -------   ------    -------
      Total ...............   $48,256   100.00%   (3,291)   $51,547    100.00%   $ 3,603        $47,944   100.00%   $ 4,052
                              =======   ======   =======    =======    ======    =======        =======   =======   =======

          The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.


                                                At September 30,
                                     --------------------------------------
                                        2000         1999          1998
                                     ----------   ----------   ------------
                                             (Dollars in Thousands)

3.00 - 3.99%....................      $    --     $  2,179      $    --
4.00 - 4.99%....................        6,042       15,782        4,568
5.00 - 5.99%....................       13,561       15,050       26,230
6.00 - 6.99%....................       12,082          211          929
7.00 - 7.99.....................          228           --           --
                                      -------     --------      -------
     Total......................      $31,913      $33,222      $31,727
                                      =======      =======      =======

           The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                                 Amount Due
                    --------------------------------------------------------------------
                                                                                                        Percent
                                                                                                        of Total
                     Less Than       1 - 2         2 - 3         3 - 4         After                   Certificate
                      One Year       Years         Years         Years        4 Years       Total        Accounts
                    ------------  ------------  ------------  ------------  ------------  ----------   ------------
                                                            (In Thousands)
3.00 - 3.99%......      $    --     $     --      $     --     $      --      $     --     $     --            --
4.00 - 4.99%......        5,508          400           133             2            --        6,043         18.94%
5.00 - 5.99%......       11,845        1,111           292           313            --       13,561         42.49
6.00 - 6.99%......        8,642        3,415             1            --            23       12,081         37.86
7.00 - 7.99%......          228           --            --            --            --          228          0.71
                        -------     --------      --------     ---------      --------     --------      --------
         Total....      $26,223     $  4,926      $    426     $     315      $     23      $31,913        100.00%
                        =======     ========      ========     =========      ========      =======



         The  following   table  sets  forth  the  deposit   activities  of  the
Association for the periods indicated.

                                              Years Ended September 30,
                                           -------------------------------
                                             2000      1999          1998
                                           -------   --------      -------
                                                   (Dollars in Thousands)

Beginning balance.....................     $51,547    $47,944      $43,892
                                           -------    -------      -------
Net increase (decrease) before
   interest credited..................      (4,943)     2,392        2,437
Interest credited.....................       1,652      1,211        1,615
                                           -------    -------      -------
Net increase (decrease) in deposits...      (3,291)     3,603        4,052
                                           --------   -------      -------

Ending balance........................     $48,256    $51,547      $47,944
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

         The following table sets forth certain information regarding the Association's use of FHLB advances during the periods indicated.

                                              Years Ended September 30,
                                          -------------------------------------
                                            2000         1999          1998
                                          ---------   ----------   ------------
                                                (Dollars in Thousands)

Maximum balance at any month end.........  $13,129       $5,856        $3,986
Average balance..........................   10,215        4,166         1,581
Year end balance.........................   13,117        5,856         3,986
Weighted average interest rate:
     At end of year......................     6.47%        4.64%         5.81%
     During the year.....................     6.08         5.52          5.95

Subsidiary Activities

         In August 1997, the Association acquired Crawford Mortgage, Inc., which is engaged in the business of mortgage brokerage.

         Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at September 30, 2000 did not exceed the limits applicable to federal associations. NS&L Enterprises, Inc. is a wholly owned subsidiary of the Association. NS&L Enterprises was established in 1992 for the purpose of offering credit life insurance and discount brokerage services. At September 30, 2000, the Association's investment in NS&L Enterprises was $9,000.00.

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

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited  to a  maximum  of  1.25%  of  risk-weighted  assets  and  up to  45% of unrealized gains on available-for- sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2000, the Association met each of its capital requirements.

         The following table presents the Association's capital position at September 30, 2000.

                                                                            Capital
                                                        Excess     ---------------------------
                        Actual        Required      (Deficiency)      Actual       Required
                       Capital        Capital          Amount         Percent       Percent
                    ------------   ------------   --------------   -------------  ------------
                                                 (Dollars in Thousands)
Tangible              $8,901         $1,083            $7,818          12.3%          1.5%
Core (Leverage)        8,901          2,877             6,024          12.3           4.0
Risk-based             8,964          2,611             6,353          27.5           8.0


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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. By law, there has been equal sharing of FICO payments between SAIF and Bank Insurance Fund members since January 1, 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, the Association's limit on loans to one borrower was $1.5 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $702,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, the Association met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At September 30, 2000, the Association was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

         Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

         The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB stock at September 30, 2000, of $657,000. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Corporation and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly The Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation or the Association. For its 2000 taxable year, the Corporation is subject to a maximum federal income tax rate of 34%.

         Bad Debt Reserves. For fiscal years beginning prior to December 31, 1996, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

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


         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Corporation, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.


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

Personnel

         As of September 30, 2000, the Corporation had 27 full-time and 4 part-time employees. The employees are not represented by a collective bargaining unit and the Corporation believes its relationship with its employees to be good.

Item 2.  Description of Properties

         The Association has two offices, both of which are owned by the Association. The Association's main office is located at 111 East Main Street, Neosho, Missouri 64850. The office was opened in 1963 and the square footage is approximately 6,840 feet. At September 30, 2000, the net book value of the property (including land and building) was $419,000. The Association has one branch office, which is located at 713 Neosho Boulevard, Neosho, Missouri 64850. The branch office was opened in 1986 and the square footage is approximately 2,922 feet. At September 30, 2000, the net book value of the property was $180,000. The net book value of the Association's fixtures, furniture and equipment at September 30, 2000 was $111,000. Crawford Mortgage has furniture, fixtures and equipment with a net book value of $50,000 at September 30, 2000. The Corporation owns a building lot with a book value of $303,000 at September 30, 2000.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

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

Item 7.  Financial Statements

          Independent Auditors Report* (a) Consolidated Statements of Financial Condition as of September 30, 1999 and 2000 (b) Consolidated Statements of Income for the Years Ended September 30, 1998, 1999 and 2000 (c) Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 1998, 1999 and 2000

         (d) Consolidated Statements of Cash Flows For the Years Ended September 30, 1998, 1999 and 2000
         (e)  Notes to Consolidated Financial Statements

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

                          Age at
                       September 30,

Name                       2000          Position
----                       ----          --------
George A. Henry              77          Chairman of the Board
C.R. "Rick" Butler           53          President and Director
Dorothy A. LaDue             61          Senior Vice President and Secretary
Carol A. Guest               54          Treasurer

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

              21      Subsidiaries of the Registrant

              23      Consent of Independent Auditors

              27      Financial Data Schedule

        (b)   Report on Form 8-K

              No Forms 8-K were filed during the quarter ended September 30, 2000.

                                                    SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NS&L BANCORP, INC.



Date: December 29, 2000                By: /s/ C.R. Butler
                                          --------------------------------------
                                          C.R. Butler
                                          President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ C.R.Butler                                            December 29, 2000
   -----------------------------------------------
        C.R. Butler

        President and Chief Executive Officer
        (Principal Executive Officer)


By: /s/ Carol A. Guest                                        December 29, 2000
   -----------------------------------------------
      Carol A. Guest
      Treasurer

      (Principal Financial and Accounting Officer)


By: /s/ George A. Henry                                       December 29, 2000
   -----------------------------------------------
      George A. Henry
      Chairman of the Board and Director

By: /s/ John C. Genisio                                       December 29, 2000
   -----------------------------------------------
      John C. Genisio
      Director

By: /s/ Ralph J. Hass                                         December 29, 2000
   -----------------------------------------------
      Ralph J. Haas
      Director

By: /s/ Robert J. Johnson                                     December 29, 2000
   -----------------------------------------------
      Robert J. Johnson
      Director

By: /s/ John D. Mills                                         December 29, 2000
   -----------------------------------------------
      John D. Mills
      Director

By: /s/ Larry Neff                                            December 29, 2000
   -----------------------------------------------
      Larry Neff
      Director