Form 10QSB
period 2000-12-31
NS&L BANCORP INC
filed 2001-02-14
CIK 939929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-QSB

                           -------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending         December 31, 2000
                                --------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------     --------------------


Commission File Number            0-25814
                      --------------------------------


                              N S & L Bancorp, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

        Missouri                                                43-1709446
---------------------------------------                   ---------------------
(State or other jurisdiction of I.R.S.                    (I.R.S. Employer
Employer Incorporation or organization)                   Identification No.)

       P.O. Box 369, Neosho, MO                                    64850
---------------------------------------                   ---------------------
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

                                Yes  X    No
                                    ---       ----


AS OF FEBRUARY 5, 2001, THERE WERE 661,684 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                DECEMBER 31, 2000

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


SIGNATURES


                          N S & L BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ------------------------------------------------------------------

                                                                      (Unaudited)
                                                             DECEMBER 31,      SEPTEMBER 30,
                                                               2000                  2000
                                                             -------------    --------------
                                                                  (Dollars in thousands)
            ASSETS
            ------
Cash and cash equivalents, including
 interest-bearing accounts of $1,728 at
 December 31, 2000 and $2,437 at September 30, 2000         $    2,238          $    2,982
Certificates of deposit                                             80                  80
Investment securities available-for-sale,                          185                 173
Investment securities held-to-maturity
 (estimated market value of $19,614 at December 31, 2000
 and $19,243 at September 30, 2000)                             19,659              19,639
Investment in Federal Home Loan Bank stock, at cost                657                 657
Mortgage-backed securities held-to-maturity
 (estimated market value of $2,865 at December 31, 2000
  and $2,924 at September 30, 2000)                              2,802               2,907
Loans held for sale                                              1,252                 386
Loans receivable, net (reserves for loan losses of $64
 at December 31, 2000 and $63 at September 30, 2000)            43,537              44,091
Income taxes recoverable-current                                   --                  --
Accrued interest receivable                                        622                 560
Property and equipment, less accumulated
 depreciation                                                    1,062               1,063
Intangible assets                                                   74                  75
Other assets                                                       306                 196
                                                            ----------          ----------

   Total assets                                             $   72,474          $   72,809
                                                            ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customers deposits                                          $   49,247          $   48,257
Advances from FHLB                                              12,082              13,117
Advances from borrowers for taxes and insurance                    116                 379
Income taxes payable - current                                      13                  81
Deferred income taxes                                              360                 290
Other Liabilities                                                  536                 561
                                                            ----------          ----------
  Total liabilities                                             62,354              62,685
                                                            ----------          ----------
Commitments and contingencies                                    --                   --


                  See accompanying notes to Consolidated Financial Statements.





                      N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
       ------------------------------------------------------------------

                                                                       (Unaudited)
                                                              December 31,       September 30,
                                                                2000                  2000
                                                             ---------------    ------------
                                                                   (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------
Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                           --                   --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,012,441 issued and 661,882 outstanding
  at December 31, 2000 and 664,946
  outstanding at September 30, 2000                                 10                   10
Paid-in capital                                                 10,373               10,389
Retained earnings - substantially restricted                     5,054                5,051
Treasury Stock - at cost; 350,559 shares at December 31,
  2000 and 347,495 at September 30, 2000                        (4,991)              (4,960)
Unearned compensation                                             (342)                (375)

Accumulated other comprehensive income                              16                    9
                                                           -----------          -----------
  Total stockholders' equity                                    10,120               10,124
                                                           -----------          -----------
    Total liabilities and stockholders' equity             $    72,474          $    72,809
                                                           ===========          ===========

               See accompanying notes to Consolidated Financial Statements.




                      N S & L BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
       ------------------------------------------------------------------

                                          (Unaudited)
                                    QUARTER ENDED DECEMBER 31,
                                         2000        1999
                                    ------------ --------------
                                       (Dollars in thousands)

Interest Income:
 Loan receivable                    $      882    $     768
 Investment securities                     321          329
 Mortgage-backed and
  related securities                        54           43
 Other interest-earning assets              15           28
                                    ----------    ---------
   Total interest income                 1,272        1,168
                                    ==========    =========

Interest Expense:
 Customer deposits                         584          529
 Borrowed funds                            207          105
                                    ----------    ---------
    Total interest expense                 791          634
                                    ----------    ---------

 Net interest income                       481          534

Provision for loan losses                    1           12


 Net interest income after
   provision for loan losses               480          522

Noninterest Income:
 Gain on sale of loans                      17           10
 Banking service charges
   and fees                                 59           57
 Loan late charges                           3            2
 Mortgage banking fees                      23           18
 Other                                       3            4
                                    ----------    ---------

   Total non interest income               105           91


Non interest Expense:
 Compensation and
  employee benefits                        262          254
 Occupancy and equipment                    46           47
 Deposit insurance premium                   2            7
 Data processing                            32           32


          See accompanying notes to Consolidated Financial Statements.





                      N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
       ------------------------------------------------------------------

                                              (Unaudited)
                                        QUARTER ENDED DECEMBER 31,
                                             2000        1999
                                         ----------   -----------
                                          (Dollars in thousands)
 Printing , postage, stationery
   and supplies                              17          21
 Professional fees                           14          13
 Advertising                                  9          13
 Other                                       58          56
                                       --------   ---------
    Total noninterest expense               440         443
                                       --------   ---------

    Income before taxes                     145         170

Income Taxes                                 37          51
                                       --------   ---------

Net income                             $    108   $     119
                                       ========   =========

Basic earnings per share               $    .17   $     .17
                                       ========   =========

Diluted earnings per share             $    .17   $     .17
                                       ========   =========

Dividend per share                     $    .16   $     .16
                                       ========   =========

          See accompanying notes to Consolidated Financial Statements.




                  N S & L BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   ------------------------------------------------------------------

                                                       (Unaudited)
                                               Quarter ended December 31,
                                                 2000             1999
                                               ---------       ----------
                                                 (Dollars in thousands)

Net income                                     $    108        $   119

Unrealized gains (losses)
    on securities:
 Gains (losses) arising during
  period, net of tax                                  7             (8)
Reclassification
  adjustment, net of tax                             --             --
                                               --------        --------
Other comprehensive
  income (loss)                                       7             (8)
                                               --------        --------
Comprehensive income                           $    115        $   111
                                               ========        ========





          See accompanying notes to Consolidated Financial Statements.



                      N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       ------------------------------------------------------------------

                    QUARTERS ENDED DECEMBER 31, 2000 AND 1999

                                                                         (Unaudited)
                                                                   2000                1999
                                                                  ------------   ----------
                                                                    (Dollars in thousands)

Cash flows from operating activities:
  Net income                                                      $     108      $    119
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                       21            21
      Amortization                                                        1             1
      Premiums and discounts on mortgage-backed
        securities and investment securities                            (20)          (18)
      Origination of loans held for sale                             (2,015)         (652)
      Proceeds from sale of loans held for sale                       1,166           741
      Loss on loans, net of recoveries                                    1            12
      Release of ESOP shares                                             (2)           22
      Vesting of MRDP shares                                             19            20
      Gain on sale of loans                                             (17)          (10)
      Net change in operating accounts:
        Accrued interest receivable                                     (62)          (46)
        Other assets                                                   (110)          (14)
        Other liabilities                                               (24)          (82)
        Income taxes payable - deferred                                  65            (3)
        Income taxes payable - current                                  (68)          112
                                                                  ----------     ---------
          Net cash from (used in) operating activities                 (937)          223
                                                                  ----------     ---------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                     --            (5)
  Proceeds from maturity of investment securities
     held-to-maturity                                                    --           500
  Net change in certificates of deposit                                  --            --
  Net change in loan receivable                                         553          (893)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity                      105           321
  Purchase of mortgage-backed securities held-to-maturity                --            --
  Purchases of property and equipment                                   (20)           (8)
                                                                  ----------     ---------
      Net cash from (used in) investing activities                $     638      $    (85)



          See accompanying notes to Consolidated Financial Statements.




                      N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       ------------------------------------------------------------------
                    QUARTER ENDED DECEMBER 31, 2000 AND 1999


                                                           (Unaudited)
                                                      2000            1999
                                                     ----------   ----------
                                                      (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit            $     990    $   (1,263)
  Net decrease in mortgage escrow funds                   (263)         (245)
  Cash advances from FHLB                                   --         3,000
  Repayment of cash advances from FHLB                  (1,035)         (234)
  Purchase of treasury stock                               (31)         (225)
  Cash dividends paid                                     (106)         (119)
                                                     ----------   -----------
    Net cash from (used in)financing activities           (445)          914
                                                     ----------   -----------

Net increase (decrease) in cash and
  cash equivalents                                        (744)        1,052


Cash and cash equivalents -
  beginning of period                                    2,982         2,317
                                                     ----------   -----------

Cash and cash equivalents -
  end of period                                      $   2,238    $    3,369
                                                     =========    ===========


          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of December 31, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2000 interim financial statements. The results of operations for the period ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The September 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                          2000                           1999
                                          ----                           ----
                                  Income       Shares      Per-Share      Income      Shares      Per-Share

                                (Numerator) (Denominator)   Amount      (Numerator) (Denominator)   Amount
                                ----------- -------------   ------      ----------- -------------   ------
Basic EPS:
Income available to
 Common Stockholders              $108,000      624,049      $.17        $119,000      684,245       $.17

Effect of dilutive securities:
Stock options                           --           --                        --           --
                                  --------      -------                  --------      -------

Diluted EPS:
Income available to common
  stockholders plus stock
  options                         $108,000      624,049      $.17        $119,000      684,245       $.17
                                  ========      =======      ====        ========      =======       ====



NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association established an internally - leveraged ESOP for the exclusive benefit of participating employees ( all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately five years. As of December 31, 2000, the loan had an outstanding balance of $393,819 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $15,531 and $22,310 for the three months ended December 31, 2000 and 1999 respectively.

A summary of ESOP shares at December 31, 2000 is as follows:

Shares allocated                                 43,674

Shares committed for release                      2,054

Unreleased shares                                36,491
                                                 ------

   Total                                         82,219
                                                 ======

Fair value of unreleased shares                $369,471


NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by the stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 37,638 shares awarded to employees at a cost of $410,620. The MRDP shares are vesting and being expensed over a five-year period, which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $20,206 and $20,206 for the three months ended December 31, 2000 and 1999 respectively.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Also adopted on January 17, 1996 was a Stock Option plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At February 5, 2001, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At February 5, 2001, The Company has repurchased 350,757 shares of the Corporation's outstanding stock at a cost of $5,024,388.

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

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 2000, as well as certain changes in results of operations during the three periods ended December 31, 2000 and 1999.

      The following should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

      Total assets decreased $335,000 from September 30, 2000. Cash and cash equivalents decreased $744,000 and mortgage-backed securities decreased
$105,000 during the three months ended December 31, 2000. These decreases were partially offset by an increase in loans of $312,000, other assets of $110,000 and accrued interest receivable of $62,000. Customer deposits increased $990,000 primarily due to some special rate offerings, while advances from Federal Home Loan Bank of Des Moines decreased $1.0 million as deposits were used to repay FHLB advances. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

      Nonperforming assets were $171,000 or .24% of total assets at December 31, 2000, compared to $49,000, or .07% of total assets at September 30, 2000. There were no nonaccrual loans at December 31, 2000 and $3,000 at September 30, 2000.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 1999
-----------------

      NET INCOME. Net income was $108,000 for the quarter ended December 31, 2000 compared to $119,000 for the quarter ended December 31, 1999. Net interest income after provision for loan losses was $480,000 for the quarter compared to $522,000 for the same quarter last year. Noninterest income increased $14,000 and noninterest expense decreased $3,000. Income tax expense decreased $14,000.

      NET INTEREST INCOME. Net interest income of $481,000 for the quarter ended December 31, 2000 decreased from $534,000 for the quarter ended December 31, 1999. Interest income increased $104,000 while interest expense increased $157,000.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

INTEREST INCOME. Interest income increased by $104,000, or 8.9%, to $1.3 million for the quarter ended December 31, 2000 from $1.2 million for the quarter ended December 31, 1999. Interest income from loans receivable increased $114,000 to $882,000 for the quarter ended December 31, 2000 from $768,000 for the quarter ended December 31, 1999. The increase was primarily attributable to the increase in the average balance of loans outstanding and to a lesser extent to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased by $8,000 to $321,000 for the quarter ended December 31, 2000 from $329,000 for the quarter ended December 31, 1999. This decrease was due to an increase in investment in municipal securities that have a lower stated rate but have more favorable tax consequences. Interest income from mortgage-backed securities increased by $11,000 to $54,000 for the quarter ended December 31, 2000 from $43,000 for the quarter ended December 31, 1999. Interest income from other interest-earning assets decreased by $13,000 to $15,000 for the quarter ended December 31, 2000 from $28,000 for the quarter ended December 31, 1999. This decrease was due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to fund loans and purchase securities and interest rates decreased between the two periods.

      INTEREST EXPENSE. Interest expense of $791,000 for the quarter ended December 31, 2000 increased $157,000, or 24.8%, from $634,000 for the quarter ended December 31, 1999. The increase is primarily attributable to an increase in the average balances of borrowed funds and to a lesser extent, to some special rate offerings and an overall increase in rates on customer deposits.

      PROVISION FOR LOAN LOSSES. Loan loss provision decreased by $11,000 for the quarter ending December 31, 2000 compared to the quarter ending December 31, 1999 and actual loan losses net of recoveries were zero for the both quarters.

      NONINTEREST INCOME. Noninterest income of $105,000 for the quarter ended December 31, 2000 increased $14,000 from $91,000 for the quarter ended December 31, 1999. This increase was due to an increase in mortgage banking fees of $5,000, an increase of $2,000 in banking service charges and fees and an increase on the gain on the sale of loans of $7,000 for the quarter ending December 31, 2000 compared to the quarter ending December 31, 1999.

      NONINTEREST EXPENSE. Noninterest expense decreased $3,000, or .7%, to $440,000 for the quarter ended December 31, 2000 from $443,000 for the quarter ended December 31, 1999. This decrease was due to a decrease of $5,000 in deposit insurance premiums, $4,000 decrease in printing, postage and supplies and a $4,000 decrease in advertising expenses. These decreases were partially offset by an increase of $8,000 in compensation and employee benefits as a result of annual salary increases effective October 1, 2000 and additional personnel needed in the normal operations of business and a $2,000 increase in other expenses.

      NET INTEREST MARGIN. Net interest margin was 2.74% for the three months ended December 31, 2000 compared to 3.14% for the three months ended December 31, 1999. Income from earning assets increased by $104,000, or 8.9%, between the two quarters and interest expense

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

increased by $157,000, or 24.8%. The average earning asset base increased by $2.1 million, or 3.0%. The average interest-bearing liability base increased by $2.3 million, or 4.1%.

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

The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 2000 and 1999, the Association used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At December 31, 2000, the Association had FHLB advances of $12.1 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $1.5 million and undisbursed loans in process of $455,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.4% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of cash advances and customer accounts have increased. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases. Although customer deposits have increased in the past three months as a result of some special rate offerings, deposits are expected to remain stable in the future as competition increases as new financial institutions enter the market area.

      At December 31, 2000, certificates of deposit amounted to $33.0 million, or 67% of the Association's total deposits, including $28.9 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


      The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Association's liquidity ratio was 38.59% at December 31, 2000. Neosho Savings and Loan consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at December 31, 2000.


                                              Percent of Adjusted
                                         Amount            Total Assets
                                         ------------------------------
                                                 (Unaudited)
                                            (Dollars in thousands)

Tangible capital                        $  9,029             12.57%
Minimum tangible capital requirement       1,077              1.50
                                        --------             -----
Excess                                  $  7,952             11.07%
                                        ========             =====


Core capital                            $  9,029             12.57%
Minimum core capital requirement           2,873              4.00
                                        --------             -----
Excess                                  $  6,156              8.57%
                                        ========             =====

Risk-based capital                      $  9,093             27.54%
Minimum risk-based capital requirement     2,641              8.00
                                        --------             -----
Excess                                  $  6,452             19.54%
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

None.

B. Forms 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          N S & L Bancorp, Inc.


Date  February 5, 2001              By:   /s/ C. R. 'Rick' Butler
      -----------------                   --------------------------------------
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