Form 10QSB
period 2001-03-31
NS&L BANCORP INC
filed 2001-05-15
CIK 939929

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending        March 31, 2001
                                -------------------------------

                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number                        0-25814
                      ----------------------------------------------------------

                           N S & L Bancorp, Inc.
                           ---------------------
         (Exact name of registrant as specified in its charter)

          Missouri                                     43-1709446
---------------------------------------          -----------------------
(State or other jurisdiction of I.R.S.              (I.R.S. Employer
Employer Incorporation or organization)            Identification No.)

     P.O. Box 369, Neosho, MO                            64850
---------------------------------------          -----------------------
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




As of May 7, 2000, there were 646,884 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                  N S & L BANCORP, INC. AND SUBSIDIARY
                              FORM 10-QSB
                             March 31, 2001

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


SIGNATURES



                      N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------

                                                (Unaudited)
                                          March 31,   September 30,
                                            2001                  2000
                                          ------------      ----------
                                                (Dollars in thousands)
            ASSETS


Cash and cash equivalents, including
 interest-bearing accounts of $10,739 at            $   11,213       $   2,982
 March 31, 2001 and $2,437 at September 30, 2000
Certificates of deposit                                     80              80
Investment securities available-for-sale, at fair value     92             173
Investment securities held-to-maturity
 (estimated market value of $12,841 at March 31, 2001
 and $19,243 at September 30, 2000)                     12,749          19,639
Investment in Federal Home Loan Bank stock                 657             657
Mortgage-backed securities held-to-maturity
 (estimated market value of $2,732 at March 31, 2001
  and $2,924 at September 30, 2000.)                     2,654           2,907
Loans held for sale                                      1,688             386
Loans receivable, net (reserves for loan losses of $61
 at March 31, 2001 and $63 at September 30, 2000)       43,584          44,091
Income taxes recoverable-current                            15              --
Accrued interest receivable                                483             560
Property and equipment, less accumulated
 depreciation                                            1,088           1,063
Intangible assets                                           74              75
Other assets                                               264             196
                                                   -----------       -----------

   Total assets                                    $    74,641       $  72,809
                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Customers deposits                                 $    53,942       $  48,257
Advances from FHLB                                       9,545          13,117
Advances from borrowers for taxes and insurance            226             379
Income taxes payable - current                              --              81
Deferred income taxes                                      302             290
Other Liabilities                                          568             561
                                                   -----------       -----------
  Total liabilities                                     64,583          62,685
                                                   -----------       -----------


Commitments and contingencies                               --              --

      See accompanying notes to Consolidated Financial Statements.

                                           1

                  N S & L BANCORP, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
   ------------------------------------------------------------------

                                                (Unaudited)
                                          March 31,   September 30,
                                            2001                  2000
                                          ------------      ----------
                                                (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                   --               --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,013,941 issued and 653,384 outstanding
  at March 31, 2001 and 664,946 outstanding
  at September 30, 2000                                     10               10
Paid-in capital                                         10,377           10,389
Retained earnings - substantially restrict               5,070            5,051
Treasury Stock - at cost; 359,057 shares at March 31,
  2001 and 347,495 at September 30, 2000                (5,082)          (4,960)
Unearned compensation                                     (324)            (375)

Accumulated other comprehensive income                       7                9
                                                    ----------       -----------
  Total stockholders' equity                            10,058           10,124
                                                    ----------       -----------

    Total liabilities and stockholders' equity      $   74,641       $   72,809
                                                    ==========       ===========

















      See accompanying notes to Consolidated Financial Statements.




                  N S & L BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
   ------------------------------------------------------------------

                                                    (Unaudited)
                                  Quarter ended March 31,  Six months ended March 31,

                                       2001       2000        2001         2000
                                  ----------  -----------  ----------   ----------

                                   (Dollars in thousands)   (Dollars in thousands)

Interest Income:
 Loan receivable                   $    907    $     805    $  1,789    $  1,573
 Investment securities                  311          323         632         652
 Mortgage-backed and
  related securities                     52           40         106          83
 Other interest-earning assets           40           41          55          69
                                   --------    ---------    --------     -------
   Total interest income              1,310        1,209       2,582       2,377
                                   ========    =========    ========     =======


Interest Expense:
 Customer deposits                      626          529       1,210       1,058
 Borrowed funds                         158          133         365         238
                                   --------    ---------    --------     -------
    Total interest expense              784          622       1,575       1,296

 Net interest income                    526          547       1,007       1,081

Provision for loan losses                 3           --           4          12
                                   --------    ---------    --------     -------

 Net interest income after
   provision for loan losses            523          547       1,003       1,069
                                   --------    ---------    --------     -------

Noninterest Income:
 Gain on sale of investment              24          --           24          --
 Gain on sale of loans                   37           7           54          17
 Banking service charges
   and fees                              56          44          115         101
 Loan late charges                        4           2            7           4
 Mortgage banking fees                   40          31           63          49
 Other                                    3           1            6           5
                                   --------    --------     --------     -------

   Total non interest income            164          85          269         176
                                   --------    --------     --------     -------


Non interest Expense:
 Compensation and
  employee benefits                     292         266          554         520
 Occupancy and equipment                 46          47           92          94
 Deposit insurance premium                3           3            5          10
 Data processing                         42          35           74          67




       See accompanying notes to Consolidated Financial Statements.



                             N S & L BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME (Continued)
              ------------------------------------------------------------------

                                                  (Unaudited)
                                     Quarter ended March 31,   Six months ended March 31,
                                         2001        2000          2001        2000
                                       -------     -------       -------     -------

                                      (Dollars in thousands)   (Dollars in thousands)


 Printing , postage, stationery
   and supplies                           27          17            44         38
 Professional fees                        19          15            33         28
 Advertising                              24          14            33         27
 Other                                    46          41           104         97
                                   ---------    --------      --------    -------
    Total noninterest expense            499         438           939        881
                                   ---------    --------      --------    -------

    Income before taxes                  188         194           333        364

Income Taxes                              68          80           105        131
                                   ---------    --------      --------    -------

Net income                         $     120    $    114      $    228    $   233
                                   =========    ========      ========    =======


Basic earnings per share                 .19         .17           .36        .35
                                   =========    ========      ========    =======

Diluted earnings per share               .19         .17            36        .35
                                   =========    ========      ========    =======

Dividend per share                       .16         .16           .32        .32
                                   =========    ========      ========    =======



















      See accompanying notes to Consolidated Financial Statements.



                  N S & L BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   ------------------------------------------------------------------

                                       (Unaudited)
                            Quarter ended March 31,   Six months ended March 31,

                               2001         2000          2001         2000
                            ---------    ----------    ----------   ----------

                           (Dollars in thousands)      (Dollars in thousands)


Net income                  $     120    $   114      $     228     $    233

Unrealized gains (losses)
  on securities:
Gains (losses) arising during
  period, net of tax                6         (4)            13          (12)
Reclassification
  adjustment, net of tax          (15)        --            (15)          --
                            ---------  ---------      ---------     --------
Other comprehensive
  income (loss)                    (9)        (4)            (2)         (12)
                            ---------  ---------      ---------     --------
Comprehensive income        $     111  $     110      $     226     $    221
                            =========  =========      =========     ========


















      See accompanying notes to Consolidated Financial Statements.




                  N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
   ------------------------------------------------------------------
                Six Months Ended March 31, 2001 and 2000

                                                      (Unaudited)
                                            2001                  2000
                                          ------------      ----------
                                                (Dollars in thousands)


Cash flows from operating activities:
  Net income                                        $  228       $   233
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      41            43
      Amortization                                       1             2
      Premiums and discounts on mortgage-backed
        securities and investment securities           (50)          (39)
      Origination of loans held for sale            (6,647)       (1,619)
      Proceeds from sale of loans held for sale      5,398         1,282
      Loss on loans, net of recoveries                   4            12
      Release of ESOP shares                            15            43
      Vesting of MRDP shares                            25            40
      Gain on sale of loans                            (53)          (17)
      Gain on sale of investments                      (24)           --
      Net change in operating accounts:
        Accrued interest receivable                     77             3
        Other assets                                   (68)          (43)
        Other liabilities                                8            94
        Income taxes payable - deferred                 13           (23)
        Income taxes payable - current                 (96)          145
                                                   -------       -------
          Net cash from (used in) operating
            activities                              (1,130)          156
                                                   -------       -------

Cash flows from investing activities:
Proceeds from sales of investment securities
     available-for-sale                                105            --
  Purchase of investment securities held-to-maturity    --          (120)
  Proceeds from maturities of investment securities
     held-to-maturity                                6,936           750
  Net change in certificates of deposit                               --
  Net change in loan receivable                        503        (2,192)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity     257           407
  Purchase of mortgage-backed securities
    held-to-maturity                                    --            --
  Purchases of property and equipment                  (66)          (16)
                                                  --------       -------
      Net cash (used in) investing activities     $ (7,735)      $(1,171)
                                                  --------       -------

      See accompanying notes to Consolidated Financial Statements.



                  N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
   ------------------------------------------------------------------
                Six Months Ended March 31, 2001 and 2000

                                                              (Unaudited)
                                                          2001           2000
                                                     -----------      ----------
                                                        (Dollars in thousands)

Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit              $   5,685      $  (880)
  Net decrease in mortgage escrow funds                     (153)        (135)
  Cash advances from FHLB                                     --        4,000
  Repayment of cash advances from FHLB                    (3,572)        (269)
  Purchase of treasury stock                                (122)        (546)
  Cash dividends paid                                       (212)        (234)
                                                       ---------      -------
    Net cash from financing activities                     1,626        1,936
                                                       ---------      -------


Net increase (decrease) in cash and
  cash equivalents                                         8,231          921


Cash and cash equivalents -
  beginning of period                                      2,982        2,317
                                                       ---------      -------


Cash and cash equivalents -
  end of period                                        $  11,213      $ 3,238
                                                       =========      =======















      See accompanying notes to Consolidated Financial Statements.

                  N S & L BANCORP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of March 31, 2001 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2001 interim financial statements. The results of operations for the period ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. The September 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                             For the Three Months Ended March 31,
                                                      2001                                      2000
                                                      ----                                      ----
                                      Income         Shares        Per-Share     Income         Shares       Per-Share

                                   (Numerator)   (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                    ---------     -----------       ------      ---------     -----------      ------

Basic EPS:
Income available to
 Common Stockholders                 $120,000        623,764         $.19       $114,000        663,582         $.17

Effect of dilutive securities:
Stock options                              --             --                          --             --
                                     --------        -------         ----       --------        -------

Diluted EPS:
Income available to common
  stockholders plus stock
  options                            $120,000        623,764         $.19       $114,000        663,582         $.17
                                     ========        =======         ====       ========        =======


                                                             For the Three Months Ended March 31,
                                                      2001                                      2000
                                                      ----                                      ----
                                      Income         Shares        Per-Share     Income         Shares       Per-Share

                                   (Numerator)   (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                    ---------     -----------       ------      ---------     -----------      ------

Basic EPS:
Income available to
 Common Stockholders                 $228,000        623,908         $.36       $233,000        673,970         $.35

Effect of dilutive securities:
Stock options                              --             --                          --             --
                                     --------        -------         ----       --------        -------

Diluted EPS:
Income available to common
  stockholders plus stock
  options                           $228,000         623,908         $.36       $233,000        673,980
                                    ========         =======         ====       ========        =======         $.35


                  N S & L BANCORP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)


NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Association established an internally - leveraged ESOP for the exclusive benefit of participating employees ( all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately five years. As of March 31, 2001, the loan had an outstanding balance of $393,819 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $15,609 and $21,061 for the three months ended March 30, 2001 and 2000 and $31,140 and $43,371 for the six months ended March 31, 2001 and 2000 respectively.

A summary of ESOP shares at March 31, 2001 is as follows:

Shares allocated                                      43,674

Shares committed for release                           4,108

Unreleased shares                                     34,437
                                                      ------

   Total                                              82,219
                                                     =======

Fair value of unreleased shares                     $365,893

                  N S & L BANCORP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)


NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by the stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 39,138 shares awarded to employees at a cost of $426,745. The MRDP shares are vesting and being expensed over a five-year period which began on January 17, 1996. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $4,831 and $20,206 for the three months ended March 31, 2001 and 2000 and $25,037 and $40,412 for the six months ended March 31, 2001 and 2000 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At May 7, 2001, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At May 7, 2001, The Company has repurchased 367,057 shares of the Corporation's outstanding stock at a cost of $5,170,973.

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

            N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 2000, as well as certain changes in results of operations during the three and six month periods ended March 31, 2001 and 2000.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

      Total assets increased $1.8 million from September 30, 2000. Loans increased $795,000, cash and cash equivalents increased $8.2 million and other assets increased $68,000 during the six months ended March 31, 2001. These increases were partially offset by decreases in mortgage-backed securities of $253,000, accrued interest receivable of $77,000 and investment securities of $6.9 million during the six months ended March 31, 2001. Customer deposits increased $5.7 million due to some special rates offering on certificates of deposit. Cash advances from Federal Home Loan Bank of Des Moines decreased $3.6 as investments were called and the funds were used to pay off maturing advances form Federal Home Loan Bank and fund new loans. Loans for 1 to 4 family dwellings comprised the majority of the increase in loans.

      Nonperforming assets were $151,000 or .2% of total assets at March 31, 2001, compared to $49,000, or .07% of total assets at September 30, 2000. There were $65,000 in nonaccrual loans at March 31, 2001 and $3,000 at September 30, 2000.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED
------------------------------------------------------------------------------
MARCH 31, 2000
--------------

      NET INCOME. Net income was $120,000 for the quarter ended March 31, 2001 compared to $114,000 for the quarter ended March 31, 2000. Net interest income after provision for loan losses was $523,000 for the quarter compared to $547,000 for the same quarter last year. Noninterest income increased $79,000 and noninterest expense increased $61,000. Income tax expense decreased $12,000.

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

      NET INTEREST INCOME. Net interest income of $526,000 for the quarter ended March 31, 2001 decreased from $547,000 for the quarter ended March 31, 2000. Interest income increased $101,000 while interest expense increased $162,000.

      INTEREST INCOME. Interest income increased by $101,000, or 8.4%, to $1,310,000 for the quarter ended March 31, 2001 from $1,209,000 for the quarter ended March 31, 2000. Interest income from loans receivable increased $102,000 to $907,000 for the quarter ended March 31, 2001 from $805,000 for the quarter ended March 31, 2000. The increase was primarily attributable to the increase in the average balance of loans outstanding. Interest income from investment securities decreased by $12,000 to $311,000 for the quarter ended March 31, 2001 from $323,000 for the quarter ended March 31, 2000. This decrease was due to a decrease in the average balances in investment securities. Interest income from mortgage-backed securities increased by $12,000 to $52,000 for the quarter ended March 31, 2001 from $40,000 for the quarter ended March 31, 2000. Interest income from other interest-earning assets decreased by $1,000 to $40,000 for the quarter ended March 31, 2001 from $41,000 for the quarter ended March 31, 2000. This decrease was primarily due to a decrease in the interest paid on smaller average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was used to fund loans.

      INTEREST EXPENSE. Interest expense of $784,000 for the quarter ended March 31, 2001 increased $162,000, or 26%, from $622,000 for the quarter ended March 31, 2000. The increase is primarily attributable to an increase in the average balances of borrowed funds and to some special rate offerings on customer deposits.

      PROVISION FOR LOAN LOSSES. Loan loss provision increased by $3,000 for the quarter ending March 31, 2001 compared to the quarter ending March 31, 2000 and actual loan losses net of recoveries were $4,000 for both the quarter ending March 31, 2001 and for the comparable quarter last year.

      NONINTEREST INCOME. Noninterest income of $164,000 for the quarter ended March 31, 2001 increased $79,000 from $85,000 for the quarter ended March 31, 2000. This increase was due to an increase of $24,000 on the gain on the sale of investments for the quarter ended March 31, 2001 and no comparable gain in the quarter ended March 31, 2000, an increase in mortgage banking fees of $9,000, an increase of $12,000 in banking service charges and fees and an increase on the gain on the sale of loans of $30,000 for the quarter ending March 31, 2001 compared to the quarter ending March 31, 2000.

      NONINTEREST EXPENSE. Noninterest expense increased $61,000, or 13.9%, to $499,000 for the quarter ended March 31, 2001 from $438,000 for the quarter ended March 31, 2000. This increase was due to an increase of $26,000 in compensation and employee benefits as a result of annual salary increases effective October 1, 2000 and additional personnel needed in the normal operations of business and a $10,000 increase in advertising expense, a $10,000 increase in printing, postage and supplies, a $7,000 increase in data processing fees, a $5,000 increase in

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

other expenses and a $4,000 increase in professional fees which was partially offset by a decrease of $1,000 in occupancy and equipment.

      NET INTEREST MARGIN. Net interest margin was 3.02% for the three months ended March 31, 2001 compared to 3.18% for the three months ended March 31, 2000. Income from earning assets increased by $101,000, or 8.4%, between the two quarters and interest expense increased by $162,000, or 26%. The average earning asset base increased by $2.3 million, or 3.4%. The average interest-bearing liability base increased by $2.5 million, or 4.3%.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2001 TO THE SIX MONTHS ENDED
-------------------------------------------------------------------------
MARCH 31, 2000
--------------

      NET INCOME. Net income decreased $5,000 to $228,000 for the six months ended March 31, 2001 compared to $233,000 for the six months ended March 31, 2000. Net interest income after provision for loan losses decreased by $66,000 to $1.0 million for the six months ended March 31, 2001 compared to $1.1 million for the six months ended March 31, 2000. Noninterest income increased $93,000 and noninterest expense increased $58,000. Income tax expense decreased $26,000.

      NET INTEREST INCOME. Net interest income of $1.0 million for the six months ended March 30, 2001 decreased by $74,000 from net interest income of $1.1 million for the six months ended March 31, 2000. Total interest income increased $205,000 while interest expense increased $279,000.

      INTEREST INCOME. Total interest income increased $205,000 to $2.6 million for the six months ended March 31, 2001 from $2.4 million for the six months ended March 31, 2000. Interest income from loans receivable increased $216,000 to $1.8 million for the six months ended March 31, 2001 from $1.6 million for the six months ended March 31, 2000. This increase was primarily attributable to the increase in the average balance of loans between the two periods. Interest income from investment securities decreased by $20,000 to $632,000 for the six months ended March 31, 2001 from $652,000 for the six months ended March 31, 2000 as a result of the calling of callable securities by FHLB as market interest rates have dropped and the securities carry a higher than market rate. Interest income from mortgage-backed securitites increased by $23,000 to $106,000 for the six months ended March 31, 2001 from $83,000 for the six months ended March 31, 2000. This increase was primarily due to an increase in the interest paid on larger average balances of mortgage-backed securities. Income from other interest earning assets decreased $14,000 to $55,000 at March 31, 2001 from $69,000 for the period ending March 31, 2000. The decrease in income of other interest earning assets was a result of a lower average balance in those investments.

      INTEREST EXPENSE. Total interest expense of $1.6 million for the six months ended March 31, 2001, increased $279,000 from $1.3 million for the quarter ended March 31, 2000. An increase in customer deposits increased interest paid on deposits by $152,000 and an increase of $127,000 in interest on FHLB advances resulted from an increase in the average balance of FHLB advances.

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

      PROVISION FOR LOAN LOSSES. Loan loss provision decreased by $8,000 for the six months ending March 31, 2001 from the comparable period in 2000 and actual loan losses net of recoveries were $4,000 for the periods ending March 31, 2001 and for the period ending March 31, 2000.

      NONINTEREST INCOME. Noninterest income of $269,000 for the six months ended March 31, 2001 increased $93,000 from $176,000 for the six months ended March 31, 2000. This increase was primarily attributable to a $37,000 increase in the gain on the sale of loans and a $24,000 gain on the sale of an investments with no gain in the prior comparable period. In addition, there was an increase of $14,000 in banking service charges and fees and a $14,000 increase in mortgage banking fees for the six months ending March 31, 2001 when compared to the period ending March 31, 2000.

      NONINTEREST EXPENSE. Noninterest expense increased $58,000 to $939,000 for the six months ended March 31, 2001 from $881,000 for the six months ended March 31, 2000. Compensation and employee benefits increased by $34,000 as a result of annual salary increases effective October 1, 2000 and additional personnel needed in the normal operations of business. Data processing increased $7,000, printing, postage and stationery increased $6,000, advertising expenses increased by $6,000 as a result of normal operation of the Company and some special direct mail advertising used in a new checking account program, and professional fees increased $5,000 from the comparable period. These increases were partially offset by a decrease of $5,000 in deposit insurance premiums.

      NET INTEREST MARGIN. Net interest margin was 2.85% for the six months ended March 31, 2001 compared to 3.16% for the six months ended March 31, 2000. Income from earning assets increased by $205,000, or 8.6%, between the two periods while interest expense increased by $279,000, or 21.5%. The average earning asset base increased by $2.2 million, or 3.2%. The average interest-bearing liability base increased by $2.4 million, or 4.2%.

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

      The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 2001 and 2000, the Association used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At March 31, 2001, the Association had FHLB advances of $9.5 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $2.8 million and undisbursed loans in process of $391,000.

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

      Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.6% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller average balance of cash advances. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases although rates on adjustable-rate loans may not continue to rise as those loans reprice at the annual adjustment dates. Customer deposits have increased in the past six months as a result of some special rate offerings, but increased competition as new financial institutions enter the market area may make increasing deposits more difficult.

      At March 31, 2001, certificates of deposit amounted to $36.5 million, or 67.6% of the Association total deposits, including $32.5 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

           N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


      The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at March 31, 2001.

                                              Percent of Adjusted
                                          Amount         Total Assets
                                      ------------------------------------
                                                (Unaudited)
                                            (Dollars in thousands)

Tangible capital                          $  7,162            9.66%
Minimum tangible capital requirement         1,112            1.50
                                          --------          ------
Excess                                    $  6,050            8.16%
                                          ========          ======


Core capital                              $  7,162            9.66%
Minimum core capital requirement             2,967            4.00
                                          --------          ------
Excess                                    $  4,195            5.66%
                                          ========          ======

Risk-based capital                        $  7,223           22.70%
Minimum risk-based capital requirement       2,546            8.00
                                          --------          ------
Excess                                    $  4,677           14.70%
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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company ("Meeting") was held January 17, 2001. The results of the vote on the matters presented at the Meeting is as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                   Vote For               Vote Withheld


            Robert J. Johnson      606,716                    4,420
                                   -------                 --------

            George A. Henry        606,356                    4,780
                                   -------                 --------

            The terms of Directors John C. Genisio John D. Mills, Larry Neff, C.R. Butler and Ralph J. Haas continued after the meeting.

            Broker non-votes totaled       0
                                     ------------

      2. The Appointment of Kirkpatrick, Phillips & Miller, CPAs, P.C. as auditors for the Company for the fiscal year ending September 30, 2001 was ratified by stockholders by the following vote:

            For  611,136  :   Against    0      Abstain     0
                 -------               ------            ------

            Broker non-votes totaled     0
                                     ---------

ITEM 5, OTHER INFORMATION

None.

                  N S & L BANCORP, INC. AND SUBSIDIARY

                      PART II - OTHER INFORMATION
                              (Continued)


ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits

None.

B. Forms 8-K

None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          N S & L Bancorp, Inc.


Date  May 10, 2001                  By:        /s/C.R. Rick Butler
      -------------                    -----------------------------------------
                                               C. R. 'Rick' Butler
                                               President
                                               CEO


Date  May 10, 2001                  By:        /s/Carol Guest
      -------------                    -----------------------------------------
                                               Carol Guest
                                               Treasurer