Form 10QSB
period 2001-06-30
NS&L BANCORP INC
filed 2001-08-10
CIK 939929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                   FORM 10-QSB

                          ---------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending             June 30, 2001
                                -------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -------------------

Commission File Number                 0-25814
                      ---------------------------------------------------

                              N S & L Bancorp, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Missouri                                          43-1709446
--------------------------------------                -----------------------
(State or other jurisdiction of I.R.S.                  (I.R.S. Employer
Employer Incorporation or organization)                 Identification No.)

     P.O. Box 369, Neosho, MO                                    64850
-------------------------------------------                   -----------
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


AS OF AUGUST 2, 2001, THERE WERE 646,884 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 2001

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


SIGNATURES



                      N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------

                                                                         (Unaudited)
                                                                 JUNE 30,           SEPTEMBER 30,
                                                                   2001                 2000
                                                                ---------            ----------
                                                                     (Dollars in thousands)
                  ASSETS
                  ------
Cash and cash equivalents, including
 interest-bearing accounts of $15,513 at                      $  15,914          $      2,982
 June 30, 2001 and $2,437 at September 30, 2000
Certificates of deposit                                              80                    80
Investment securities available-for-sale, at fair value              93                   173
Investment securities held-to-maturity
 (estimated market value of $9,641 at June 30, 2001
 and $19,243 at September 30, 2000)                               9,522                19,639
Investment in Federal Home Loan Bank stock, at cost                 657                   657
Mortgage-backed securities held-to-maturity
 (estimated market value of $2,511 at June 30, 2001
  and $2,924 at September 30, 2000.)                              2,434                 2,907
Loans held for sale                                               1,206                   386
Loans receivable, net (reserves for loan losses of $66
 at June 30, 2001 and $63 at September 30, 2000)                 41,838                44,091
Income taxes recoverable-current                                     16                    --
Accrued interest receivable                                         430                   560
Property and equipment, less accumulated
 depreciation                                                     1,071                 1,063
Intangible assets                                                    73                    75
Other assets                                                        246                   196
                                                     ------------------         -------------

   Total assets                                      $           73,580         $      72,809
                                                     ==================         =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customers deposits                                   $           56,957         $      48,257
Advances from FHLB                                                5,508                13,117
Advances from borrowers for taxes and insurance                     304                   379
Income taxes payable - current                                       --                    81
Deferred income taxes                                               261                   290
Other Liabilities                                                   509                   561
                                                     ------------------         -------------
  Total liabilities                                              63,539                62,685
                                                     ------------------         -------------


Commitments and contingencies                                        --                    --

              See accompanying notes to Consolidated Financial Statements.


                                           1




                      N S & L BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
       ------------------------------------------------------------------

                                                                     (Unaudited)
                                                              JUNE 30,         SEPTEMBER 30,
                                                                2001               2000
                                                              ---------         ----------
                                                                   (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------
Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                           --                  --
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,013,941 issued and 646,884 outstanding
  at June 30, 2001 and 664,946
  outstanding at September 30, 2000                                 10                  10
Paid-in capital                                                 10,397              10,389
Retained earnings - substantially restricted                     5,122               5,051
Treasury Stock - at cost; 367,057 shares at June 30,
  2001 and 347,495 at September 30, 2000                        (5,171)             (4,960)
Unearned compensation                                             (325)               (375)

Accumulated other comprehensive income                               8                   9
                                                         -------------         -----------
  Total stockholders' equity                                    10,041              10,124
                                                         -------------         -----------

    Total liabilities and stockholders' equity           $      73,580         $    72,809
                                                         =============         ===========






          See accompanying notes to Consolidated Financial Statements.



                      N S & L BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
       ------------------------------------------------------------------

                                                   (Unaudited)
                                    QUARTER ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                       2001          2000        2001             2000
                                   ------------  -----------  -----------      ----------
                                    (Dollars in thousands)       (Dollars in thousands)

Interest Income:
 Loan receivable                   $     931      $    818     $  2,720       $   2,391
 Investment securities                   189           327          821             978
 Mortgage-backed and
  related securities                      50            53          156             135
 Other interest-earning assets            96            30          151             100
                                   ---------      --------     --------       ---------
   Total interest income               1,266         1,228        3,848           3,604
                                   =========      ========     ========       =========

Interest Expense:
 Customer deposits                       657           533        1,867           1,590
 Borrowed funds                           93           172          458             410
                                   ---------      --------     --------       ---------
    Total interest expense               750           705        2,325           2,000
                                   ---------      --------     --------       ---------

 Net interest income                     516           523        1,523           1,604

Provision for loan losses                  5           (4)            9               8
                                   ---------      --------     --------       ---------
 Net interest income after
   provision for loan losses             511           527        1,514           1,596
                                   ---------      --------     --------       ---------

Noninterest Income:
 Gain on sale of investments              --            --           24              --
 Gain on sale of loans                    55            29          109              45
 Banking service charges
   and fees                               79            56          194             157
 Loan late charges                         4             2           11               7
 Mortgage banking fees                    44            36          107              85
 Other                                     8             3           14               7
                                   ---------      --------     --------       ---------

   Total non interest income             190           126          459             301
                                   ---------      --------     --------       ---------

Non interest Expense:
 Compensation and
  employee benefits                      309           286          863             806
 Occupancy and equipment                  46            47          138             141
 Deposit insurance premium                 2             3            7              13
 Data processing                          37            31          111              99


          See accompanying notes to Consolidated Financial Statements.





                      N S & L BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
          ------------------------------------------------------------

                                                  (Unaudited)
                                        QUARTER ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                          2001         2000       2001          2000
                                        ---------    ---------   --------      ---------
                                        (Dollars in thousands)    (Dollars in thousands)

 Printing , postage, stationery
   and supplies                               28        15           72          53
 Professional fees                            12        13           45          40
 Advertising                                  23        13           56          41
 Other                                        55        52          159         147
                                        --------    ------     --------        ----
    Total noninterest expense                512       460        1,451       1,340
                                        --------    ------     --------       -----

    Income before taxes                      189       193          522         557

Income Taxes                                  64        53          169         184
                                        --------    ------     --------        ----

Net income                              $    125    $  140     $    353      $  373
                                        ========    ======     ========      ======

Basic earnings per share                $   .20     $  .22     $   .57       $  .56
                                        =======     ======     =======       ======

Diluted earnings per share              $   .20     $  .22     $   .57       $  .56
                                        =======     ======     =======       ======

Dividend per share                      $ .1125     $  .16     $ .4325       $  .48
                                        =======     ======     =======       ======


          See accompanying notes to Consolidated Financial Statements.



                      N S & L BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                                          (Unaudited)
                                              QUARTER ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                2001          2000         2001          2000
                                              --------      --------     --------      --------
                                               (Dollars in thousands)    (Dollars in thousands)

Net income                                     $    125     $   140      $   353       $    373

Unrealized gains (losses) on securities:
 Gains (losses) arising during
  period, net of tax                                  1          (5)          14            (17)
Reclassification
  adjustment, net of tax                             --          --          (15)            --
                                               --------      -------     --------      ---------
Other comprehensive
  income (loss)                                       1          (5)          (1)           (17)
                                               --------      -------     --------      ---------
Comprehensive income                           $    126      $  135      $   352       $    356
                                               ========      =======     ========      =========





              See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       ------------------------------------------------------------------
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                (Unaudited)
                                                             2001         2000
                                                          ---------    ---------
                                                          (Dollars in thousands)


Cash flows from operating activities:
  Net income                                               $    353    $    373
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                               60          64
      Amortization                                                2           2
      Premiums and discounts on mortgage-backed
        securities and investment securities                    (71)        (59)
      Origination of loans held for sale                    (12,205)     (2,733)
      Proceeds from sale of loans held for sale              11,494       2,731
      Loss on loans, net of recoveries                            9           8
      Release of ESOP shares                                     30          64
      Vesting of MRDP shares                                     28          61
      Gain on sale of loans                                    (109)        (45)
      Gain on sale of investments                               (24)         --
      Net change in operating accounts:
        Accrued interest receivable                             130         (30)
        Other assets                                            (50)         11
        Other liabilities                                       (19)        121
        Income taxes payable - deferred                         (30)        (16)
        Income taxes payable - current                          (97)        124
                                                           --------    --------
          Net cash from (used in) operating activities         (499)        676
                                                           --------    --------

Cash flows from investing activities:
Proceeds from sales of investment securities
     available-for-sale                                         105          --
  Purchase of investment securities held-to-maturity             --        (498)
  Proceeds from maturities of investment securities
     held-to-maturity                                        10,181         750
  Net change in certificates of deposit                          --       1,584
  Net change in loan receivable                               2,244      (3,384)
  Proceeds from principal payments and maturities
    of mortgage-backed securities held-to-maturity              480         496
  Purchase of mortgage-backed securities held-to-maturity        --      (1,109)
  Purchases of property and equipment                           (68)        (20)
                                                           --------    --------
      Net cash from (used in) investing activities         $ 12,942    $ (2,181)
                                                           --------    --------

          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       ------------------------------------------------------------------
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                              (Unaudited)
                                                          2001           2000
                                                        -------        --------
                                                        (Dollars in thousands)



Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit              $  8,700      $ (3,307)
  Net decrease in mortgage escrow funds                     (75)          (56)
  Cash advances from FHLB                                    --         6,100
  Repayment of cash advances from FHLB                   (7,609)         (303)
  Purchase of treasury stock                               (211)         (710)
  Cash dividends paid                                      (316)         (344)
                                                       --------      --------
    Net cash from financing activities                      489         1,380
                                                       --------      --------

Net increase (decrease) in cash and
  cash equivalents                                       12,932          (125)

Cash and cash equivalents -
  beginning of period                                     2,982         2,317
                                                       --------      --------

Cash and cash equivalents -
  end of period                                        $ 15,914      $  2,192
                                                       ========      ========


          See accompanying notes to Consolidated Financial Statements.

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of June 30, 2001 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2001 interim financial statements. The results of operations for the period ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. The September 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
---------------------------

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                             2001                           2000
                                             ----                           ----
                                     Income        Shares      Per-Share   Income      Shares      Per-Share
                                  (Numerator)   (Denominator)    Amount  (Numerator) (Denominator)   Amount
                                  -----------   -------------   -------  ----------- -------------  --------
Basic EPS:
Income available to
 Common Stockholders                $125,000       612,983       $.20     $140,000      640,085       $.22

Effect of dilutive securities:
Stock options                             --         8,889                      --           --
                                    --------      --------                --------      -------
Diluted EPS:
Income available to common
  stockholders plus stock
  options                           $125,000       621,872       $.20     $140,000      640,085       $.22
                                    ========      ========       ====     ========      =======       ====

                                              FOR THE NINE MONTHS ENDED JUNE 30
                                             2001                           2000
                                             ----                           ----
                                     Income        Shares      Per-Share   Income      Shares      Per-Share
                                  (Numerator)   (Denominator)    Amount  (Numerator) (Denominator)   Amount
                                  -----------   -------------   -------  ----------- -------------  --------
Basic EPS:
Income available to
 Common Stockholders                $353,000       620,327       $.57     $373,000      662,716       $.56

Effect of dilutive securities:
Stock options                             --            --                      --           --

Diluted EPS:
Income available to common
  stockholders plus stock
  options                           $353,000       620,327       $.57     $373,000      662,716       $.56
                                    ========       =======       ====     ========      =======       ====

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE C - Employee Stock Ownership Plan
--------------------------------------

The Company established an internally - leveraged ESOP for the exclusive benefit of participating employees ( all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP and any other earnings on ESOP assets. The Association presently expects to contribute approximately $106,762 including interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately five years. As of June 30, 2001, the loan had an outstanding balance of $393,819 and an interest rate of 9%.

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

The Association accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as a part of unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $15,975 and $21,179 for the three months ended June 30, 2001 and 2000 and $47,115 and $64,550 for the nine months ended June 30, 2001 and 2000 respectively.

A summary of ESOP shares at June 30, 2001 is as follows:

Shares allocated                                                   43,674

Shares committed for release                                        6,162

Unreleased shares                                                  32,383
                                                                   ------

   Total                                                           82,219
                                                                   ======

Fair value of unreleased shares                                  $453,362

                      N S & L BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE D - Management Recognition and Development Plan and Stock Option Plan
--------------------------------------------------------------------------

The 1995 Management Recognition and Development Plan ("MRDP") was approved by the stockholders on January 17, 1996. The MRDP is administered by the Board of Directors of the Company. Collectively, the Board issued 41,109 shares of the Company's common stock, of which currently there are 39,138 shares awarded to employees at a cost of $426,745. The MRDP shares are vesting and being expensed over a five-year period. The value of the common stock contributed to the MRDP is amortized to compensation expense as the shares vest. MRDP expense was $2,987 and $20,206 for the three months ended June 30, 2001 and 2000 and $28,024 and $60,618 for the nine months ended June 30, 2001 and 2000 respectively.

Also adopted on January 17, 1996 was a Stock Option plan whereby 102,774 shares of the Company's common stock have been reserved to be awarded to certain officers employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. All options expire no later than ten years from the date of grant. At June 30, 2001, 1,000 shares had been exercised.

NOTE E - Stock Repurchase Program
---------------------------------

At August 2, 2001, The Company has repurchased 367,057 shares of the Corporation's outstanding stock at a cost of $5,170,973.

NOTE F - New Accounting Pronouncements
--------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the use of the purchase method of accounting for all business combination initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods. Statement No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. Statement No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under Statement No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. Th nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The Company believes that the adoption of Statements No. 141 and 142 will not have a material impact on the results of operations and financial condition of the Company.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since September 30, 2000, as well as certain changes in results of operations during the three and nine month periods ended June 30, 2001 and 2000.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

         Total assets increased $771,000 from September 30, 2000. Cash and cash equivalents increased $12.9 million and other assets increased $50,000 during the nine months ended June 30, 2001. This increases was partially offset by decreases in loans of $1.4 million, decreases in mortgage-backed securities of $473,000, accrued interest receivable of $130,000 and investment securities of $10.2 million during the nine months ended June 30, 2001. Customer deposits increased $8.7 million due to some special rate offerings on certificates of deposit and a new more aggressive checking account program. Cash advances from Federal Home Loan Bank of Des Moines decreased $7.6 million as investments were called and the funds were used to pay off maturing advances form Federal Home Loan Bank.

         Nonperforming assets were $58,000 or .08% of total assets at June 30, 2001, compared to $49,000, or .07% of total assets at September 30, 2000. There were no nonaccrual loans at June 30, 2001 and $3,000 at September 30, 2000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 2000
-------------

         NET INCOME. Net income was $125,000 for the quarter ended June 30, 2001 compared to $140,000 for the quarter ended June 30, 2000. Net interest income after provision for loan losses was $511,000 for the quarter compared to $527,000 for the same quarter last year. Noninterest income increased $64,000 and noninterest expense increased $52,000. Income tax expense increased $11,000.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         NET INTEREST INCOME. Net interest income of $516,000 for the quarter ended June 30, 2001 decreased from $523,000 for the quarter ended June 30, 2000. Interest income increased $38,000 while interest expense increased $45,000.

         INTEREST INCOME. Interest income increased by $38,000, or 3.1%, to $1,266,000 for the quarter ended June 30, 2001 from $1,228,000 for the quarter ended June 30, 2000. Interest income from loans receivable increased $113,000 to $931,000 for the quarter ended June 30, 2001 from $818,000 for the quarter ended June 30, 2000. The increase was primarily attributable to the increase in the average balance of loans outstanding. Interest income from investment securities decreased by $138,000 to $189,000 for the quarter ended June 30, 2001 from $327,000 for the quarter ended June 30, 2000. This decrease was due to a decrease in the average balances in investment securities as many have been called by FHLB as market interest rates have dropped and these securities have a higher than market rate. Interest income from mortgage-backed securities decreased by $3,000 to $50,000 for the quarter ended June 30, 2001 from $53,000 for the quarter ended June 30, 2000. Interest income from other interest-earning assets increased by $66,000 to $96,000 for the quarter ended June 30, 2001 from $30,000 for the quarter ended June 30, 2000. This increase was primarily due to an increase in the interest paid on larger average balances of cash invested at Federal Home Loan Bank of Des Moines as cash was received from called investments.

         INTEREST EXPENSE. Interest expense of $750,000 for the quarter ended June 30, 2001 increased $45,000, or 6.4%, from $705,000 for the quarter ended June 30, 2000. The increase is primarily attributable to an increase in the average balances of customer deposits and to some special rate offerings on those deposits.

         PROVISION FOR LOAN LOSSES. Loan loss provision increased by $9,000 for the quarter ending June 30, 2001 compared to the quarter ending June 30, 2000 and actual loan losses net of recoveries were zero for the quarter ending June 30, 2001 and $9,000 for the comparable quarter last year.

         NONINTEREST INCOME. Noninterest income of $190,000 for the quarter ended June 30, 2001 increased $64,000 from $126,000 for the quarter ended June 30, 2000. This increase was due to an increase of $26,000 to $55,000 on the gain on the sale of loans for the quarter ended June 30, 2001 from $29,000 for the quarter ended June 30, 2000, an increase in mortgage banking fees of $8,000, and an increase of $23,000 in banking service charges and fees.

         NONINTEREST EXPENSE. Noninterest expense increased $52,000, or 11.3%, to $512,000 for the quarter ended June 30, 2001 from $460,000 for the quarter ended June 30, 2000. This increase was due to an increase of $23,000 in compensation and employee benefits as a result of annual salary increases effective October 1, 2000 and additional personnel needed in the normal operations of business and a $10,000 increase in advertising expense, a $13,000 increase in printing, postage and supplies, a $6,000 increase in data processing fees, a $3,000 increase in other expenses which was partially offset by a decrease of $1,000 in occupancy and equipment, a $1,000 decrease in deposit insurance premium and a $1,000 decrease in professional fees.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         NET INTEREST MARGIN. Net interest margin was 2.93% for the three months ended June 30, 2001 compared to 2.98% for the three months ended June 30, 2000. Income from earning assets increased by $38,000, or 3.1%, between the two quarters and interest expense increased by $45,000, or 6.4%. The average earning asset base increased by $349,000, or .5%. The average interest-bearing liability base increased by $495,000, or .8%.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2001 TO THE NINE MONTHS ENDED
--------------------------------------------------------------------------
JUNE 30, 2000
-------------

         NET INCOME. Net income decreased $20,000 to $353,000 for the nine months ended June 30, 2001 compared to $373,000 for the nine months ended June 30, 2000. Net interest income after provision for loan losses decreased by $82,000 to $1.5 million for the nine months ended June 30, 2001 compared to $1.6 million for the nine months ended June 30, 2000. Noninterest income increased $158,000 and noninterest expense increased $111,000. Income tax expense decreased $15,000.

         NET INTEREST INCOME. Net interest income of $1.5 million for the nine months ended June 30, 2001 decreased by $81,000 from net interest income of $1.6 million for the nine months ended June 30, 2000. Total interest income increased $244,000 while interest expense increased $325,000.

         INTEREST INCOME. Total interest income increased $244,000 to $3.8 million for the nine months ended June 30, 2001 from $3.6 million for the nine months ended June 30, 2000. Interest income from loans receivable increased $329,000 to $2.7 million for the nine months ended June 30, 2001 from $2.4 million for the nine months ended June 30, 2000. This increase was primarily attributable to the increase in the average balance of loans between the two periods. Interest income from investment securities decreased by $157,000 to $821,000 for the nine months ended June 30, 2001 from $978,000 for the nine months ended June 30, 2000 as a result of the calling by FHLB of callable securities. Interest income from mortgage-backed securitites increased by $21,000 to $156,000 for the nine months ended June 30, 2001 from $135,000 for the nine months ended June 30, 2000. This increase was primarily due to an increase in the interest paid on larger average balances of mortgage-backed securities. Income from other interest earning assets increased $51,000 to $151,000 at June 30, 2001 from $100,000 for the period ending June 30, 2000. The increase in income of other interest earning assets was a result of larger average balance in those investments.

         INTEREST EXPENSE. Total interest expense of $2.3 million for the nine months ended June 30, 2001, increased $325,000 from $2.0 million for the quarter ended June 30, 2000. An increase in customer deposits increased interest paid on deposits by $277,000 and an increase of $48,000 in interest on FHLB advances resulted from an increase in the average balance of FHLB advances during the comparable periods.

         PROVISION FOR LOAN LOSSES. Loan loss provision increased by $1,000 for the nine months ending June 30, 2001 from the comparable period in 2000 and actual loan losses net of recoveries

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

were $4,000 for the periods ending June 30, 2001 and $13,000 for the period ending June 30, 2000.

         NONINTEREST INCOME. Noninterest income of $459,000 for the nine months ended June 30, 2001 increased $158,000 from $301,000 for the nine months ended June 30, 2000. This increase was primarily attributable to a $64,000 increase in the gain on the sale of loans and a $24,000 gain on the sale of an investments with no gain in the prior comparable period. In addition, there was an increase of $37,000 in banking service charges and fees and a $22,000 increase in mortgage banking fees for the nine months ending June 30, 2001 when compared to the period ending June 30, 2000.

         NONINTEREST EXPENSE. Noninterest expense increased $111,000 to $1.5 million for the nine months ended June 30, 2001 from $1.4 million for the nine months ended June 30, 2000. Compensation and employee benefits increased by $57,000 as a result of annual salary increases effective October 1, 2000 and additional personnel needed in the normal operations of business. Data processing increased $12,000, printing, postage and stationery increased $19,000, advertising expenses increased by $15,000 as a result of normal operation of the Company and some special direct mail advertising used in a new checking account program, other expenses increased $12,000 as a result of normal operations of the Company, and professional fees increased $5,000 from the comparable period last year. These increases were partially offset by a decrease of $6,000 in deposit insurance premiums.

         NET INTEREST MARGIN. Net interest margin was 2.88% for the nine months ended June 30, 2001 compared to 3.10% for the nine months ended June 30, 2000. Income from earning assets increased by $244,000, or 6.8%, between the two periods while interest expense increased by $325,000, or 16.3%. The average earning asset base increased by $1.6 million, or 2.3%. The average interest-bearing liability base increased by $1.8 million, or 3.1%.

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

         The Association must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During the fiscal year 2001 and 2000, the Association used cash advances from Federal Home Loan Bank of Des Moines as part of its investment strategy. At June 30, 2001, the Association had FHLB advances of $5.5 million that were used to offset fixed rate mortgage loans and provide liquidity and had approved loan commitments totaling $2.3 million and undisbursed loans in process of $939,000.

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

         Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.7% is expected to remain basically constant. Interest expense is expected to gradually increase as the average balance of customer accounts has increased. However, overall interest expense should remain stable because interest is now being paid on a smaller average balance of cash advances. The cash advance expenses are being offset as the funds have been invested at rates higher than the expense incurred by them. Loan interest income is expected to continue to increase as the average balance of loans increases although rates on adjustable-rate loans may not continue to rise as those loans reprice at the annual adjustment dates. Customer deposits have increased in the past nine months as a result of some special rate offerings and a more aggressive checking account program, but increased competition as new financial institutions enter the market area may make increasing deposits more difficult.

At June 30, 2001, certificates of deposit amounted to $37.8 million, or 66.3% of the Association total deposits, including $33.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Association has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and advances from Federal Home Loan Bank of Des Moines.

                N S & L BANCORP, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         The Office of Thrift Supervision requires institutions such as the Association to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Association's capital ratios at June 30, 2001.

                                                      Percent of Adjusted
                                                Amount         Total Assets
                                           ---------------------------------
                                                       (Unaudited)
                                                (Dollars in thousands)

Tangible capital                               $  7,306          10.00%
Minimum tangible capital requirement              1,096           1.50
                                               --------          -----
Excess                                         $  6,210           8.50%
                                               ========          =====


Core capital                                   $  7,306          10.00%
Minimum core capital requirement                  2,922           4.00
                                               --------          -----
Excess                                         $  4,384           6.00
                                               ========          =====


Risk-based capital                             $  7,373          23.99%
Minimum risk-based capital requirement            2,459           8.00
                                               --------          -----
Excess                                         $  4,914          15.99%
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


                                                    N S & L Bancorp, Inc.


Date  August 7, 2001                           By: /s/ C.R. Butler
      ---------------------                        -----------------------------
                                                   C. R. 'Rick' Butler
                                                   President
                                                   CEO


Date  August 7, 2001                           By: /s/ Carol Guest
      ---------------------                        -----------------------------
                                                   Carol Guest
                                                   Treasurer